Form 10-Q
period 1995-09-30
PALMETTO REAL ESTATE TRUST
filed 1995-11-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				Form 10-QSB

		 Quarterly Report Under Section 13 or 15 (d)
		   of the Securities Exchange Act of 1934

	       For the quarterly period ended September 30, 1995



			Commission file number    0-179



			  PALMETTO REAL ESTATE TRUST
	 (Exact name of small business issuer as specified in its charter)


South Carolina                                          57-0405064
---------------                                         -----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation of organization)                       Identification No.)


45 Liberty Lane
Greenville, SC                                          29607
---------------                                         ------
(Address of principal                                   (Zip Code)
 executive offices)



Issuer's telephone number, including area code: (803) 233-6007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes    X                                        No

The number of shares outstanding of the Issuer's Shares of Beneficial
Interest:   1,570,006

			  PALMETTO REAL ESTATE TRUST
			Quarterly Report on Form 10-QSB
		For the Quarterly Period Ended September 30, 1995


				   INDEX


PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

		Unaudited Condensed Balance Sheet at September 30, 1995

		Unaudited Condensed Statements of Income and Undistributed Earnings for the Three Months and Nine Months Ended September 30, 1995 and 1994

		Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 1995 and 1994

		Unaudited Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		Financial Condition

		During the nine months ended September 30, 1995, the Trust sold property located in Valdosta, Georgia for $332,500, and recorded a gain for financial reporting purposes. For income tax purposes, the sale of the property will be included as part of a tax-free exchange and subject to neither Federal nor state income taxes. The Trust acquired property in Columbia, South Carolina for $745,000 to complete this exchange. This purchase was partially financed by a bank loan of $445,000 with a monthly payment of $4,395 for 5 years at 8.55% interest rate, with the remaining balance due at that time.

		Other than described above, there have been no significant changes in the Trust's liquidity or financial condition since December 31, 1994. At present, there are no large capital expenditures planned that would present a liquidity problem.

		Results of Operations

		Income from operations for the first nine months of 1995 increased by approximately 21% as compared to the same period in 1994. Rental income increased 13% as a result of the Trust acquiring new rental properties during the fourth quarter of 1994, and a number of lease renewal options being exercised at an increased base rent. Other revenue increased approximately $19 thousand due to an increase in interest revenue earned on a note receivable issued by the Trust during September 1994 when it sold one of its properties.

		Interest expense has increased approximately 48% due to the Trust financing a portion of the rental properties acquired in 1994, and the interest rates on notes payable increased approximately 2% during the current year.

		Gain on the sale of real estate increased $42 thousand as a result of the sale of the Valdosta, Georgia property described above.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

		There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Palmetto Real Estate Trust is a party or of which any of its property is the subject.

Item 2.         Changes in Securities

		There have been no changes in securities during the reporting period.

Item 3.         Defaults Upon Senior Securities

		None.

Item 4.         Submission to Matters to a Vote of Security Holders

		None.

Item 5.         Other Information

		None.

Item 6.         Exhibits and Reports on Form 8-K

		A.      Exhibit A                Selected Financial Statements

		B. There were no reports on Form 8-K filed for the nine months ended September 30, 1995.

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						     PALMETTO REAL ESTATE TRUST


November 13, 1995                                    Bill Franks
-----------------                                    -------------------------
Date                                                 Bill Franks
						     Property Manager

November 13, 1995                                    James A. Boling
-----------------                                    -------------------------
Date                                                 James A. Boling
						     Chairman

			  PALMETTO REAL ESTATE TRUST
				Balance Sheet
			      September 30, 1995



							September 30,
Assets                                                     1995
-------                                                  (unaudited)

Investment in real estate
   Rental property, net of accumulated depreciation     $  5,252,983
   Timberlands                                                24,864
							 -----------
							   5,277,847

Cash                                                          32,010
Rent receivable                                               23,697
Note receivable                                              293,655
Deferred loan and lease expense, net of
   accumulated amortization                                   23,841
							 -----------
   Total assets                                         $  5,651,050

Liabilities and Shareholders' equity
-------------------------------------

Liabilities:
   Mortgage notes payable                               $  2,743,969
   Demand note payable                                       280,000
   Accounts payable and accrued expenses                      83,152
   Deferred revenue                                          172,513
							 -----------
							   3,279,634

Shareholders' equity:
   Shares of beneficial interest, $1 stated value;
     5,000,000 shares authorized; 1,570,006 shares
     issued and outstanding                                1,570,006
   Capital surplus                                           198,734
   Undistributed earnings                                    602,676
							 -----------
							   2,371,416
							 -----------
   Total liabilities and shareholders' equity           $  5,651,050

			  PALMETTO REAL ESTATE TRUST
	      Condensed Statements of Income and Undistributed Earnings
	For the Three Months and Nine Months Ended September 30, 1995 and 1994



			     Three Months Ended         Nine Months Ended
				September 30,             September 30,
			      1995         1994          1995         1994
				(unaudited)                (unaudited)

Income:
   Rental income          $ 245,670    $ 221,295     $ 774,409    $ 689,443
   Other income               7,972        3,770        29,078        9,814
			   --------     --------      --------     --------
			    253,642      225,065       803,487      699,257

Expenses:
   Depreciation and
     amortization            52,048       51,881       155,949      153,096
   Interest                  56,057       48,600       165,900      111,869
   Repairs and maintenance    6,532        7,608        12,785       19,486
   Property taxes            31,035       28,134        87,165       84,264
   General & administrative  30,580       32,929       100,736       98,345
			   --------     --------      --------     --------
			    176,252      169,152       522,535      467,060
			   --------     --------      --------     --------
Income from operations       77,390       55,913       280,952      232,197

Gain on sale of real estate  50,352        8,600        50,352        8,600
			   --------     --------      --------     --------
Net income                  127,742       64,513       331,304      240,797

Undistributed earnings,
   beginning                537,734      503,306       412,599      389,906

Dividends declared           62,800       62,800       141,227      125,684
			   --------     --------      --------     --------
Undistributed earnings,
   ending                 $ 602,676    $ 505,019     $ 602,676    $ 505,019
			   --------     --------      --------     --------
Net income per share of
   beneficial interest    $    .081    $    .041     $    .211    $    .153

			  PALMETTO REAL ESTATE TRUST
		      Condensed Statements of Cash Flows
	      For the Nine Months Ended September 30, 1995 and 1994

							    Nine Months Ended
							      September 30
							  1995           1994
							      (unaudited)
Cash flows from operating activities
   Net income                                          $ 331,304     $ 240,797
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                              151,605       150,806
       Amortization of deferred expenses                   4,344         2,290
       Gain on sale of real estate                       (50,352)       (8,600)
       (Increase) decrease in:
	  Rent receivable                                  4,533        13,896
	  Deferred loan and lease expense                 (2,742)       (1,877)
       Increase (decrease) in:
	  Accounts payable and accrued expenses          (16,175)       (9,977)
	  Deferred revenue                                (4,911)         -
	  Dividends payable                             (117,825)         -
							--------      --------
	    Net cash provided by operating activities    299,781       387,335

Cash flows from investing activities
   Property additions and improvements                  (750,702)     (256,633)
   Proceeds from sale of real estate                     314,089        10,000
   Collections of mortgage note receivable                 9,960         2,551
							--------      --------
	    Net cash used in investing activities       (426,653)     (244,082)

Cash flows from financing activities
   Payments on mortgage notes payable                    (93,328)     (150,310)
   Payments on demand note payable                      (120,000)         -
   Net borrowings                                        445,000       328,378
   Purchase of shares of beneficial interest                -           (2,620)
   Payment of dividends                                 (141,227)     (278,962)
	    Net cash provided by (used in)              --------      --------
	     financing activities                         90,445      (103,514)
							--------      --------
Increase (decrease) in cash                              (36,427)       39,739

Cash at beginning of period                               68,437        77,943
							--------      --------
Cash at end of period                                  $  32,010     $ 117,682

								   (continued)

			  PALMETTO REAL ESTATE TRUST
		   Condensed Statements of Cash Flows (continued)
	       For the Nine Months Ended September 30, 1995 and 1994





SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

During September 1994, the Trust financed the sale of the Summerville, South Carolina property by issuing a note receivable to the buyer in the amount of $262,944, payable in monthly installments of $2,725, beginning October 1994 through January 2009. The sale has been accounted for under the installment method and the gain of $176,707 will be realized over the term of the note receivable.

			  PALMETTO REAL ESTATE TRUST
		     Note to Interim Financial Statements
			      September 30, 1995




(1)     Basis of Presentation

	The accompanying unaudited condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month period ended September 30, 1995 and 1994 are not necessarily indicative of the results which may be expected for the entire year.