Form 10KSB40
period 1995-12-31
PALMETTO REAL ESTATE TRUST
filed 1996-03-28
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 Form 10-K SB

                     Annual Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1995

                         Commission File Number 0-179

                          PALMETTO REAL ESTATE TRUST
                 (Name of small business issuer in its charter)

South Carolina                             57-0405064
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation of organization)

45 Liberty Lane, Greenville, South Carolina                  29607
(Address of principal executive offices)                     (Zip Code)

Issuers's telephone number, including area code:             (864) 233-6007

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of each exchange
        Title of each class                     on which registered
        None                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Shares of Beneficial Interest
                               (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  _X___                                   No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year:  $1,143,629

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of
a specified date within the past 60 days:    Not available

The number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1996:

      Shares of Beneficial Interest              1,770,006


DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1995 annual meeting are incorporated by reference in Part III.

                                    PART I

ITEM 1.        BUSINESS

The registrant, Palmetto Real Estate Trust, has been organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 1995, there are 1,770,006 shares of beneficial interest issued and outstanding.

The primary business of the Trust is the ownership, development and rental of restaurants, dry cleaning establishments, department stores, convenience food stores, grocery stores, post offices, and various other retail establishments. It is the intention of the Trust to continue to invest in profitable commercial properties for suitable tenants.

The Trust derives more than 90 percent of its gross income from rents received through leases with terms ranging up to 20 years with many including renewal options ranging from two to five years.

The leases do not require the Trust to furnish any services to tenants. The Trust has no full-time employees. The Trust is engaged in no lines of business other than real estate investments. The Trust does not at present, nor in the future, intend to purchase property primarily for resale. The Trust is not involved in any type of research or development activities. The Trust is not affiliated with any foreign corporation.

ITEM 2.        PROPERTIES

All of the buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are up-to-date on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A. 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; vacant; property taxes for 1995- -$1,937.

B. Ace TV Rentals, 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $32,270; three-year lease expires April 16, 1998; property taxes for 1995--$3,799.

C. Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); five-year option expired September 30, 1987, and is presently a month-to-month rental; property taxes for 1995--$4,210.

D.   Dove Cleaners, Reidville Road, Spartanburg, South Carolina;
     masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; annual base rent of $5,400; five-year lease expired June 30, 1990, and is presently a month-to-month rental; property taxes for 1995--$1,835.

E. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 1995--$735,000; fifteen-year lease expires May 31, 2008; annual lease payments $112,000 for the first five years, $123,200 for the second five years, and $134,400 for the third five years; property taxes are paid by tenant.

F. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 1995--$2,249.

     PRINCIPAL TENANTS                          LEASE ARRANGEMENTS
     ------------------                         -------------------
     Andy Oxy Company, Inc.                     Month-to-month rental. Annual
                                                base rent $13,800.

     Jaguar South                               Month-to-month rental.  Annual
                                                base rent $9,000.

G. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 1995-- $1,532,380; collateral for line of credit balance of $280,000; property taxes for 1995--$82,972.


     PRINCIPAL TENANTS                          LEASE ARRANGEMENTS
     ------------------                         -------------------
     Belk-Simpson Company                       Carpet and furniture sales.
                                                Five-year lease expires January
                                                31, 1999; 48,000 square feet.
                                                Annual base rent $77,700 plus
                                                1% of sales over $2,122,504.

     Book Rack                                  Three-year lease expires
                                                December 31, 1996.  Annual base
                                                rent $6,900.

     The Open Book                              Bookstore. Five-year lease
                                                expires September 30, 1997;
                                                16,000 square feet. Annual base
                                                rent $72,000.

     Colonial Diner                             Two-year lease expires June 30,
                                                1996. Annual base rent $18,000.

     American General                           Five-year lease expires June
                                                30, 1999. Annual base rent
                                                $7,854.

     Dollar Depot                               Three-year lease expires April
                                                30, 1998.  Annual base rent
                                                $13,800.

     Joey's Inc.                                Three-year lease expires April
                                                30, 1998. Annual base rent
                                                $14,400.

     Mother's Love                              Lease under negotiation. Annual
                                                base rent $3,600.

     Olan Mills Studio                          Two-year lease expires April
                                                30, 1996. Annual base rent
                                                $6,000.

     Pleasantburg Shoe Service                  Three-year lease expires
                                                December 31, 1998.  Annual base
                                                rent $4,800.

     Rogers Jewelers                            Month-to-month rental.  Annual
                                                base rent $3,600.

     PRINCIPAL TENANTS                          LEASE ARRANGEMENTS
     ------------------                         -------------------
     Reid Printing Co.                          Lease under negotiation. Annual
                                                base rent $12,000.

     Fred A. Fuller Appliances                  Three-year lease expires
                                                February 28, 1997. Annual base
                                                rent $11,616.

     Wilson's 5 cents to $1.00                  Five-year lease expires January
                                                31, 2000.  Annual base rent
                                                $24,600 plus 4% of gross sales
                                                over $450,000.

     Southern National                          Twenty-year lease expires
                                                December 31, 1997.  Annual base
                                                rent $7,830.

     Nichole's                                  One-year lease expires May 31,
                                                1996. Annual base rent $4,500.
                                                Novelty Shop Three-year lease
                                                expires November 30, 1997.
                                                Annual base rent $30,120.

     A & E Enterprises                          Three-year lease expires August
                                                31, 1998.  Annual base rent
                                                $54,000.

     The Great Escape                           Bicycle sales. Five-year lease
                                                expires January 31, 2000;
                                                16,000 square feet. Annual base
                                                rent $40,000.

     Kutting Room                               Three-year lease expires
                                                September 30, 1997. Annual base
                                                rent $4,956.

     Kathy's Boutique                           Three-year lease expires
                                                February 28, 1998. Annual base
                                                rent $3,300.

     Houser Shoes                               Five-year option expires
                                                November 30, 1997.  Annual base
                                                rent $22,500.

     Beti Nails                                 Six-month lease expires May 31,
                                                1996.  Semi-annual base rent
                                                $4,740.

     Genfinity's                                Three-year lease expires
                                                September 30, 1996. Annual base
                                                rent $5,100.

     Clyde David Co.                            Lease under negotiation. Annual
                                                base rent $12,000.

     PRINCIPAL TENANTS                          LEASE ARRANGEMENTS
     ------------------                         -------------------
     King David                                 Three-year lease expires June
                                                30, 1996.  Annual base rent
                                                $4,080.

     C.C. Hair & Co.                            Three-year lease expires July
                                                31, 1996.  Annual base rent
                                                $6,636.

     Sleepers & More                            Three-year lease expires
                                                October 11, 1998.  Annual base
                                                rent $52,500.

     Alpha Greenville Beauty School             Three-year option expires
                                                August 31, 1997.  Annual base
                                                rent $12,780.

     India Palace Restaurant                    Five-year lease expires June
                                                30, 1998.  Annual base rent
                                                $12,000.

H. Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 1995--$6,257.

     PRINCIPAL TENANTS                          LEASE ARRANGEMENTS
     ------------------                         -------------------
     Mr. Curtis Hair Design                     Three-year option expires
                                                August 31, 1998.  Annual base
                                                rent $6,600.

     Filter Queen                               Three-year lease expires May
                                                31, 1996; 1,000 square feet.
                                                Annual base rent $5,100.

     Check World                                Three-year lease expires May
                                                31, 1997.  Annual base rent
                                                $6,600.

     J. Michael's                               Three-year lease expires August
                                                31, 1996.  Annual base rent
                                                $6,171.

     Southeastern Portrait Gallery              Three-year lease expires August
                                                31, 1998; 1,900 square feet.
                                                Annual base rent $6,534.

     Jay-Mac Photography                        Three-year lease expires August
                                                31, 1998; 1,900 square feet.
                                                Annual base rent is $4,026.

     Beltone Hearing Aid Center                 Three-year lease expires June
                                                30, 1998; 900 square feet.
                                                Annual base rent is $5,700.

I. Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $22,440; ten-year lease expires May 16, 1996. Property taxes on this property are paid by the tenant.

J. BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $56,100; fifteen-year lease expires June 30, 2001; property taxes for 1995--$7,364, paid by tenant.

K. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 1994--$2,012.

     PRINCIPAL TENANTS                            LEASE ARRANGEMENTS
     ------------------                           -------------------
     Discount Bridal Warehouse                    Three-year lease expires June
                                                  30, 1998.  Annual base rent
                                                  $9,900.

     Borderlands                                  Month-to-month rental. Annual
                                                  base rent $5,760.

     Family Alteration Shop                       Three-year lease expires
                                                  April 30, 1998.  Annual base
                                                  rent $5,808.

L. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $29,700; three-year lease expires July 14, 1997; property taxes for 1995--$3,337, paid by tenant.

M. Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; seven-year lease expires April 30, 2001; annual base rent $27,000 for the first four years and $30,000 for the last three years.

N.   Tireama, Inc., 544 North Church Street, Spartanburg, South
     Carolina; block and masonry building; approximately 3,500 square feet; acquired in 1994; no mortgages or liens, annual base rent $25,200, five-year lease expires February 28, 1998; property taxes paid by tenant.

O.   Tireama, Inc., 236 East Blackstock Road, Spartanburg, South
     Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $34,800; six-year lease expires April 14, 2000; property taxes paid by tenant.

P. Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; mortgage balance at December 31, 1995 - $442,049; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

Q.   Taylors Point Shopping Center - Wade Hampton Boulevard,
     Greenville, South Carolina; 45,922 square feet; located on 5.4 acres; brick and masonry building; acquired in 1995; mortgage balance at December 31, 1995--$2,299,998; property taxes for 1995-- $34,780.

     PRINCIPAL TENANTS                         LEASE ARRANGEMENTS
     ------------------                        -------------------
     All Tune & Lube                           Automobile repair and services.
                                               Five-year lease expires January
                                               17, 1999; 7,500 square feet.
                                               Annual base rent $38,400.

     American General Finance                  Three-year lease expires May 31,
                                               1998.  Annual base rent $21,000.

     Blockbuster Video                         Video rental. Seven-year lease
                                               expires December 31, 1997; 6,400
                                               square feet.  Annual base rent
                                               $75,200.

     Brenda's Boutique                         One-year lease expires October
                                               31, 1996.  Annual base rent
                                               $9,600.

     Foremost Insurance                        Three-year lease expires August
                                               31, 1996.  Annual base rent is
                                               $6,475.

     Greenville Garden & Pet                   Retail garden and pet supplies
                                               sales. Month-to-month rental;
                                               10,000 square feet.  Annual base
                                               rent is $48,000.

     Hardee's Restaurant                       Fifteen-year lease expires
                                               December 30, 2004.  Annual base
                                               rent $22,176.

     Harvey's Family Restaurant                Month-to-month rental; 4,788
                                               square feet.  Annual base rent
                                               $14,400.

     Little Caesars Pizza                      Five-year lease expires May 14,
                                               2000.  Annul base rent $17,100.

     Mae's Flowers & Gifts                     One-year lease expires October
                                               31, 1996.  Annual base rent
                                               $6,900.

     On Deck Circle                            Three-year lease expires May 14,
                                               1998.  Annual base rent $8,100.

     Peak Performance                          One-year lease expires March 31,
                                               1996.  Annual base rent $24,000.

     TCBY Yogurt                               Five-year lease expires January
                                               31, 2000. Annual base rent
                                               $21,564.

     Willis ChiroMed                           Three-year lease expires January
                                               31, 1998.  Annual base rent
                                               $10,500.


ITEM 3.        LEGAL PROCEEDINGS

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 1995.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE TRUST'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 1995, was 1,275.

Dividend data and price range for the years 1995 and 1994 follows:

DIVIDENDS - The dividends declared quarterly in 1995 and 1994 are as follows:

                                                                      PER
     1995                                       TOTAL                 SHARE
     -------------                             -------                -----
     First Quarter                            $ 78,551                .05
     Second Quarter                             62,840                .04
     Third Quarter                              62,636                .04
     Fourth Quarter                            185,850                .105

                                              $389,877                .235

                                                                      PER
     1995                                       TOTAL                 SHARE
     -------------                             -------                -----
     First Quarter                            $ 62,884                .04
     Second Quarter                             62,884                .04
     Third Quarter                              62,716                .04
     Fourth Quarter                            117,826                .08

                                              $306,310                .20


MARKET - There is no active market for the trading of the Trust's shares of beneficial interest besides the trading between shareholders and repurchase of shares by the Trust.

The Trust expects to continue its policy of paying regular quarterly cash dividends, although there is no assurance as to future dividend amounts since they are dependent on future earnings and financial condition.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows addresses the financial condition, results of operations, liquidity and capital resources of the Trust.

FINANCIAL CONDITION

For the year ended December 31, 1995, the Trust purchased property located on Wade Hampton Boulevard in Taylors, South Carolina for $2,800,000 by financing a note payable with a bank of $2,300,000 and issuing 200,000 shares of common stock for $500,000. The Trust also sold property in Valdosta, Georgia for $332,500 and recorded a gain of $41,940 for financial reporting purposes. For income tax purposes, the sale of the Georgia property was included as part of a tax-free exchange and subject to neither Federal nor state taxes. The Trust acquired property in Columbia, South Carolina as part of this exchange and recorded the property at a cost of $745,000.
This exchange was partially financed by a bank loan of $445,000.


RESULTS OF OPERATIONS

1995 COMPARED TO 1994 - Rental income has increased by approximately 17% as a result of the Trust acquiring new rental properties in 1995 and 1994, and a number of the lease renewal options being exercised at an increased base annual rent. Gain on sale of real estate increased as a result of the sale described above. The Trust intends to continue to invest in profitable income-producing properties which will command long-term leases. Interest expense has increased approximately 43% due to the Trust financing a portion of the rental properties acquired in 1995 and 1994. Repairs and maintenance have decreased approximately 37% as a result of less maintenance needed on properties. Property taxes increased 7% related to the properties purchased during 1995. General and administrative expenses have increased approximately 17% due to an increase in professional fees and commissions.

LIQUIDITY, SOURCES OF CAPITAL AND THE EFFECTS OF INFLATION - The primary liquid asset of the Trust is cash. Cash provided by operating activities was $614,517 in 1995 and $475,138 in 1994. These funds were used for general operating expenses, capital expenditures, repayment of debt and payment of dividends. The Trust showed a net increase in cash during 1995 of $15,629.

Because it holds noncancelable leases with most of its tenants, the Trust is reasonably assured of receiving the minimum funds necessary to operate effectively. The Trust obtained two bank loans during the year to finance the purchase of the Taylors, South Carolina property and the Columbia, South Carolina property. The loan of $2,300,000 bears interest at a rate of 8.2% with monthly payments of $20,600 through September 2000 and final balloon payment in October 2000. The loan of $445,000 bears interest at a rate of 8.55% with monthly payments of $4,395 through September 2000 and a final balloon payment in October 2000. Known future commitments of the Trust include the repayment of its debt and certain noncancelable operating leases, both of which are described in the financial statements filed as part of this report. Past capital acquisitions and improvements have been financed through funds provided from operations and the incurrence of long-term debt with the exception of the acquisition of the Transit Drive property acquired in 1991 and the acquisition of the East Blackstock Road and North Church Street properties acquired in 1994, which were financed through borrowings under a short-term line of credit. Future capital expenditures are contingent upon the availability of funds as determined by the board of trustees. Dividend payments to shareholders are discretionary and require the board of trustees' approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

As with all businesses, inflation has an effect on the operations of the Trust, particularly with maintenance costs and property taxes. The Trust is attempting to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

ITEM 7.        FINANCIAL STATEMENTS

The financial statements listed in Item 13(a) are filed as part of this annual report.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE - None.


                                   PART III

ITEM 9.        TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.       EXECUTIVE COMPENSATION

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Items 9, 10, 11 and 12 has been omitted because the registrant will file with the SEC not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. Such information is hereby incorporated by reference from registrant's definitive proxy statement.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

A.   (1)       FINANCIAL STATEMENTS - The financial statements listed in
the accompanying index to financial statements are filed as part of this annual report.

     (2)       EXHIBITS - None.

B.   REPORTS ON FORM 8-K - None.

C.   EXHIBITS - None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PALMETTO REAL ESTATE TRUST
                                     (Registrant)

March 28, 1996                       /s/ James A. Boling
------------------------             ----------------------------
Date                                     James A. Boling
                                         Chairman of the Board of
                                         Trustees

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Melvin K. Younts                  /s/ William J. Ables
--------------------------------      ---------------------------
    Melvin K. Younts                      William J. Ables
    Secretary/Treasurer                   President

/s/ John A. Hagins                    /s/ C. Laney Younts
--------------------------------      ---------------------------
    John A. Hagins                        C. Laney Younts
    Trustee                               Trustee

/s/ Hunter Howard, Jr.                /s/ Gary S. Thompson, Jr.
--------------------------------      ---------------------------
    Hunter Howard, Jr.                    Gary S. Thompson, Jr.
    Trustee                               Trustee

/s/ R. Riggie Ridgeway
--------------------------------
    R. Riggie Ridgeway
    Trustee


March 28, 1996
--------------------------------
Date

                        ANNUAL REPORT ON FORM 10-K SB

                          ITEM 7 AND ITEM 13(A)(1)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                           PALMETTO REAL ESTATE TRUST

                           GREENVILLE, SOUTH CAROLINA

                        PALMETTO REAL ESTATE TRUST

                    Form 10-K SB--Item 7 and Item 13(A)(1)
                       List of Financial Statements




The following financial statements of Palmetto Real Estate Trust are included in response to Item 7:

     Balance Sheet--December 31, 1995

     Statements of Income--Years Ended December 31, 1995 and 1994

     Statements of Shareholders' Equity--Years Ended December 31,
     1995 and 1994

     Statements of Cash Flows--Years Ended December 31, 1995 and 1994

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Palmetto Real Estate Trust


We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 1995, and the related statements of income, shareholders' equity and cash flows for the two years ended December 31, 1995. These financial statements are the responsi-bility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust at December 31, 1995, and the results of its operations and its cash flows for the two years ended December 31, 1995 in conformity with generally accepted accounting principles.

                                 /s/ CRISP HUGHES & CO., L.L.P.
                                 -------------------------------
                                      Crisp Hughes & Co., L.L.P.

January 31, 1996

                          PALMETTO REAL ESTATE TRUST

                                Balance Sheet

                                December 31, 1995


                                   ASSETS

Real estate investments, at cost:
  Rental property, net of accumulated
    depreciation                                     $     8,053,658
  Timberlands                                                 24,864
                                                          ----------
                                                           8,078,522
Other assets:
  Cash                                                        84,066
  Rent receivable                                             47,700
  Notes receivable                                           290,179
  Prepaid expenses                                               868
  Deferred loan expense, net of
    accumulated amortization                                  28,342
                                                          ----------
                                                             451,155
                                                          ----------
        Total assets                                  $    8,529,677


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                          $        5,009,427
  Demand notes payable                                       280,000
  Accounts payable and accrued expenses                      143,461
  Dividends payable                                          185,850
  Deferred revenue                                           170,876
                                                          ----------
                                                           5,789,614
Shareholders' equity:
  Shares of beneficial interest, $1 par value;
    5,000,000 shares authorized; 1,770,006 shares
    issued and outstanding                                 1,770,006
  Capital surplus                                            498,734
  Undistributed earnings                                     471,323
                                                          ----------
                                                           2,740,063
                                                          ----------
   Total liabilities and shareholders' equity     $        8,529,677

                See accompanying notes to financial statements.

                          PALMETTO REAL ESTATE TRUST

                             Statements of Income

                     Years Ended December 31, 1995 and 1994


                                       1995               1994
Income:                                ----               ----
  Rental income                     $ 1,107,784       $  946,944
  Other income                           35,845           19,641
                                      ---------         --------
                                      1,143,629          966,585
Expenses:
  Depreciation and amortization         203,040          198,150
  Interest                              249,897          175,008
  Repairs and maintenance                16,426           26,162
  Property taxes                        120,550          112,330
  General and administrative            152,804          130,699
                                       --------         --------
                                        742,717          642,349

Income from operations before
 income taxes                           400,912          324,236

Provision for Federal and state
 income taxes                             4,300            5,381
                                       --------         --------
Income from operations                  396,612          318,855

Gain on sale of real estate              51,989           10,148
                                      ---------         --------
        Net income                   $  448,601       $  329,003

Earnings per share of beneficial
 interest:
  Income from operations             $     .253       $     .203
  Gain on sale of real estate              .033             .006
                                      ---------        ---------
        Net income                   $     .286       $     .209




                See accompanying notes to financial statements.

                          PALMETTO REAL ESTATE TRUST

                       Statements of Shareholders' Equity

                     Years Ended December 31, 1995 and 1994


                              SHARES OF
                              BENEFICIAL INTEREST
                              $1 PAR VALUE                    CAPITAL      UNDISTRIBUTED
                              -----------------------         SURPLUS        EARNINGS         TOTAL
                               SHARES          AMOUNT         -------      -------------      -----

Balance at December 31, 1993  1,572,102     $1,572,102       $199,258        $389,906       $2,161,266

Net income                         -               -              -           329,003          329,003

Distribution to shareholders       -               -              -          (306,310)        (306,310)

Purchase and retirement
  of 2,096 shares of
  outstanding beneficial
  interest                       (2,096)        (2,096)          (524)          -               (2,620)
                              ----------     ----------     ----------      ----------       ----------
Balance at December 31, 1994  1,570,006      1,570,006        198,734         412,599        2,181,339

Issuance of 200,000 shares
  of beneficial interest        200,000        200,000        300,000           -              500,000

Net income                        -               -               -           448,601          448,601

Distribution to
  shareholders                    -               -               -          (389,877)        (389,877)
                              ---------      ---------       --------        ---------
Balance at December 31, 1995  1,770,006     $1,770,006      $ 498,734       $ 471,323       $2,740,063


                See accompanying notes to financial statements.

                           PALMETTO REAL ESTATE TRUST

                            Statements of Cash Flows

                      Years Ended December 31, 1995 and 1994

                                                        1995          1994
Cash from operating activities:                        -------       -------
  Net income                                         $ 448,601     $ 329,003
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation expense                             197,008       194,610
Amortization of deferred expenses                        6,032         3,540
      Gain on disposal of real estate                  (51,989)      (10,148)
      (Increase) decrease in:
        Rent receivable                                (19,470)       (9,289)
        Prepaid expense                                   (868)          -
        Deferred loan expense                           (8,931)      (16,032)
      Increase (decrease) in:
        Accounts payable and accrued
        expenses                                        44,134       (16,546)
          Net cash provided by                         -------       -------
           operating activities                        614,517       475,138

Cash from investing activities:
  Property additions and improvements                 (358,653)     (698,500)
  Proceeds from disposal of real estate                316,051        10,000
  Collections of mortgage notes receivable              13,436         5,720
        Net cash used in investing                     -------       -------
          activities                                   (29,166)     (682,780)

Cash from financing activities:
  Net borrowings (payments) on demand note
    payable                                           (120,000)      663,378
  Net borrowings (payments) on mortgage
    notes payable                                     (127,870)     (120,859)
  Purchase of shares of beneficial
    interest                                              -           (2,620)
  Payment of dividends                                (321,852)     (341,763)
        Net cash provided by financing                 -------       -------
         activities                                   (569,722)      198,136

Net increase in cash                                    15,629        (9,506)

Cash at beginning of year                               68,437        77,943
                                                       -------       -------
Cash at end of year                                $    84,066     $  68,437

Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest                                       $   249,897     $ 178,601
    Income taxes                                   $     5,172     $   6,630


               See accompanying notes to financial statements.

                          PALMETTO REAL ESTATE TRUST
                       Statements of Cash Flows (continued)
                          Year Ended December 31, 1995





SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1995
-----
The purchase of the Columbia, South Carolina property for $745,000 was partially financed by obtaining a mortgage in the amount of $445,000, payable in monthly installments of $4,395 at an interest rate of 8.55% through September 2000.

The Trust purchased property on Wade Hampton Boulevard in Greenville, South Carolina for $2,800,000 through an issuance of common stock of $200,000 and paid-in capital of $300,000 and by obtaining a mortgage for the remainder of the purchase price of $2,300,000, payable in monthly installments of $20,660 at an interest rate of 8.2% through September 2000.


1994
-----
The Trust financed the sale of the Summerville, South Carolina property by issuing a note receivable to the buyer in the amount of $262,944, payable in monthly installments of $2,725, beginning October 1994 through January 2009. The sale has been accounted for under the installment method and the gain of $178,972 will be realized over the term of the note receivable.

During November 1994, the Trust refinanced $463,286 of the demand note obligation as long-term debt.

                          PALMETTO REAL ESTATE TRUST

                          Notes to Financial Statements

                               December 31, 1995



1.   Summary of Significant Accounting Policies

     ORGANIZATION - Palmetto Real Estate Trust ("the Trust") has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in South Carolina and Georgia. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

     INVESTMENTS IN RENTAL PROPERTY - Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets under the straight-line method range from five to forty years.

     DEFERRED LOAN EXPENSE - Costs associated with obtaining financing are amortized over the lives of the respective loans.
Deferred loan costs at December 31, 1995, amounted to:

       Deferred loan costs                                           $ 50,290
       Accumulated amortization                                        21,948
                                                                      -------
                                                                     $ 28,342

     EARNINGS PER SHARE - Earnings per share were computed on the basis of 1,586,673 shares for 1995 and 1,571,054 shares for 1994, which was the weighted average number of shares outstanding during each year.

     INCOME TAXES - The Trust files its tax returns under Sections 856-858 of the Internal Revenue Code and the applicable state laws as a real estate investment trust, and makes distributions to its shareholders of its real estate trust taxable income. As a qualified real estate investment trust, distribution of the Trust's taxable income and capital gains are taxed at the shareholder level. The Trust is required to distribute at least 95% of its taxable income other than capital gains to maintain its tax status. To avoid additional excise tax, an amount equal to the sum of 85% of ordinary income and 95% of capital gains must be distributed in the year it is earned. Differences in income for financial reporting and tax reporting result from utilization of different methods of calculating depreciation and differences in reporting gains on the sale of real estate.

     ESTIMATES - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   INVESTMENT IN RENTAL PROPERTY AND GAIN ON SALE OF REAL ESTATE

                                                                INITIAL        COSTS CAPITALIZED
                                                            COST TO COMPANY   SUBSEQUENT TO ACQUISITION
                                                              BUILDING AND                 CARRYING
   DESCRIPTION                      ENCUMBRANCES     LAND     IMPROVEMENTS    IMPROVEMENTS   COST
   ----------------                 ------------     ----     ------------    ------------   ----
   Aiken, SC                       $      -       $  24,500   $   33,123   $    1,350   $    1,350
   Cateran Family Restaurant--
     Greenville, SC                       -          20,000       90,004         -            -
   Dove Cleaners--Spartanburg, SC         -          10,000       39,820         -            -
   Enigma Spinx--Greenville, SC        735,000      350,000      670,000         -            -
   Venture Park--Greenville, SC           -          11,000       59,080        1,375        1,375
   Pleasantburg Shopping Center--
     Greenville, SC                  1,532,380      977,759    1,728,462    1,231,403    1,231,403
   Wade Hampton Property--
     Greenville, SC                       -          40,000      200,000       18,282       18,282
   Willard Oil Property--
     Spartanburg, SC                      -          55,984       79,140         -            -
   BP Oil--Greenville, SC                 -         100,000      328,736         -            -
   Laurens Road Property--
     Greenville, SC                       -          16,235       82,261         -            -
   Transit Drive--Greenville, SC          -          50,000      175,000       19,213       19,213
   Ace TV Rentals--Greenville, SC         -          50,000      160,000         -            -
   Lesco--Greer, SC                       -          30,000      200,000         -            -
   Tireama--Spartanburg, SC               -          26,000      234,000         -            -
   Tireama--Spartanburg, SC               -          18,000      162,000         -            -
   Atlas Services--Columbia, SC        442,049       75,000      670,000         -            -
   Taylors Point Shopping Center--
      Greenville, SC                 2,299,998      500,000    2,300,000         -            -
   Other                                  -            -            -         108,415      108,415
                                     ---------    ---------    ---------    ---------    ---------
                                    $5,009,427   $2,354,478   $7,211,626   $1,380,038   $1,380,038


       (1)  Construction date unavailable



                                                                                                                     LIFE ON WHICH
                                   GROSS AMOUNT AT WHICH                                                            DEPRECIATION IN
                                   CARRIED AT CLOSE OF PERIOD                                                        LATEST INCOME
                                                BUILDING AND                  ACCUMULATED   DATE OF        DATE       STATEMENT IS
                                      LAND      IMPROVEMENTS     TOTAL        DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
                                      ----      ------------     -----        ------------  ------------   --------    ----------
 Aiken, SC                        $  24,500     $   34,473     $   58,973     $   30,921      1966         1965           33
 Cateran Family Restaurant--
   Greenville, SC                    20,000         90,004        110,004         77,403      1966         1974           25
 Dove Cleaners--Spartanburg,SC       10,000         39,820         49,820         39,820      1970         1970           25
 Enigma Spinx--Greenville, SC       350,000        670,000      1,020,000        106,368       (1)         1993        31/15
 Venture Park--Greenville, SC        11,000         60,455         71,455         38,205      1977         1979           25
 Pleasantburg Shopping Center--
   Greenville, SC                   977,759      2,959,865      3,937,624      2,086,359      1965         1976           31
 Wade Hampton Property--
   Greenville, SC                    40,000        218,282        258,282        100,331      1982         1983           25
 Willard Oil Property--
   Spartanburg, SC                   55,984         79,140        135,124         13,630       193         1993           15
 BP Oil--Greenville, SC             100,000        328,736        428,736        257,538      1985         1986           25
 Laurens Road Property--
   Greenville, SC                    16,235         82,261         98,496         20,892      1973         1988           31
 Transit Drive--Greenville, SC       50,000        194,213        244,213         28,531       (1)         1991           31
 Ace TV Rentals--Greenville, SC      50,000        160,000        210,000         18,624       -           1992           31
 Lesco--Greer, SC                    30,000        200,000        230,000          7,917      1994         1994           39
 Tireama--Spartanburg, SC            26,000        234,000        260,000          7,312       (1)         1994           39
 Tireama--Spartanburg, SC            18,000        162,000        180,000          5,062       (1)         1994           39
 Atlas Services--Columbia, SC        75,000        670,000        745,000          4,188      1995         1995           40
 Taylors Point Shopping Center--
   Greenville, SC                   500,000      2,300,000      2,800,000          4,804      1990         1995           40
 Other                                 -           108,415        108,415         44,579       -        Various            7
                                  ---------      ---------     ----------      ---------
                                 $2,354,478     $8,591,664    $10,946,142     $2,892,484

     The aggregate cost and accumulated depreciation for federal income tax purposes is $10,431,487 and $2,964,047 at December 31, 1995, respectively.

     Activity in the Trust's investment in real estate for the two years in the period ended December 31, 1995, is summarized as follows:

                                                    Year Ended December 31,
                                                      1995             1994
            INVESTMENT IN REAL ESTATE                 ----             ----

     Balance at beginning of year                 $ 7,831,662      $ 7,437,141

     Acquisitions                                   3,603,653          698,500
     Cost of property sold                           (489,173)        (303,979)
                                                   ----------        ---------
     Balance at end of year                       $10,946,142      $ 7,831,662

     ACCUMULATED DEPRECIATION

     Balance at beginning of year                 $ 2,914,039      $ 2,938,693

     Depreciation expense                             197,008          194,610
     Accumulated depreciation on property
         disposed                                    (218,563)        (219,264)
                                                    ---------        ---------
     Balance at end of year                       $ 2,892,484      $ 2,914,039

     In September 1995, the Trust sold property in Valdosta, Georgia for $332,500 and recorded a gain of $41,940 for financial reporting purposes. For income tax purposes, the sale of the property was included as part of a tax-free exchange and is not subject to either Federal or state income taxes. The Trust acquired property in Columbia, South Carolina as part of this exchange at a cost of $745,000. In November 1995, the Trust purchased property in Taylors, South Carolina for $2,800,000.

     In September 1994, the Trust sold property located at 201 North Cedar Street in Summerville, South Carolina (Piggly Wiggly) with a net book value of $83,972 for $262,944. The entire sale was financed by the Company (See Note 3). The buyer's initial investment does not meet the criteria specified in FASB 66 for recognition of the gain by the full accrual method, accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. Gain in the amount of $6,459 and $1,548 was recognized for 1995 and 1994, respectively, based on payments received on the note receivable. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. The Trust acquired property on East Blackstock Road and North Church Street (Tireama, Inc.) in Spartanburg, South Carolina, as part of this exchange.

3.   MORTGAGE NOTE RECEIVABLE

     The Trust received a $50,000 mortgage note receivable in connection with the sale of its Charlotte property (J.R. Auto Sales) in 1992, which bears interest at 10% and is payable in monthly installments of $661, including interest through October 2002. The carrying amount of the mortgage note receivable was $39,141 at December 31, 1995.

     In addition, the Trust received a $262,944 mortgage note receivable in connection with the sale of its Summerville property (Piggly Wiggly) in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $251,038 at December 31, 1995.


4.   MORTGAGE NOTES PAYABLE

     Long-term debt at December 31, 1995, consists of the following:

     Term note payable in monthly payments of
          $12,771 including interest through February,
          1998, at 2.25% above the London Interbank
          Offered Rate (5.8125% at December 31, 1995);
          final balloon payment due March 1998;
          collateralized by a first mortgage on the
          rental property known as South Pleasantburg
          Shopping Center.                                          $1,090,971

     Term note payable in monthly payments of
          $3,500 plus interest through June 1998, at the prime
          rate (8.5% at December 31, 1995), final balloon
          payment due July 1998; collateralized by the rental
          property located at the corner of Haywood Road and
          Pelham Road, Greenville, South Carolina.                     735,000

     Term note payable in monthly payments of
          $4,630 including interest through September
          1999, at 2.25% above the London Interbank
          Offered Rate (5.8125% at December 31, 1995),
          final balloon payment due October 1999,
          collateralized by a second mortgage on the
          rental property know as Pleasantburg Shopping
          Center.                                                      441,409

     Term note payable in monthly payments of
          $20,660 including interest through September
          2000, at a fixed rate of 8.2%, final balloon
          payment due October 2000, collateralized by
          the rental property located on Wade Hampton
          Boulevard, Greenville, South Carolina.                    $2,299,998

     Term note payable to bank in monthly payments of
          $4,395 including interest through September
          2000, at a fixed rate of 8.55%, final balloon
          payment due October 2000, collateralized by
          the rental property located at the intersection
          of Windhill Drive and Sunbelt Boulevard,
          Columbia, South Carolina.                                    442,049
                                                                     ---------
                                                                    $5,009,427

     Future maturities of debt are as follows:

       YEAR
       1996                                                         $  210,061
       1997                                                            224,114
       1998                                                          1,715,471
       1999                                                            470,144
       2000                                                          2,389,637
                                                                     ---------
                                                                    $5,009,427

5.   DEMAND NOTE PAYABLE

     The Company has an agreement with a bank that permits the Company to borrow a maximum of $1,000,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at 2.25% above the London Interbank Offered Rate (5.8125% at December 31, 1995) and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 1995, $280,000 was outstanding under the line of credit. During 1995, the maximum borrowing outstanding on the line of credit was approximately $465,000.

6.   Financial Instruments

     Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes receivable and payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The Company estimates the fair value of these items to be the same as their carrying value.

                                                CARRYING        ESTIMATED
                                                VALUE           FAIR VALUE
                                                --------        ----------
          Notes receivable                    $  290,179        $  290,179

          Notes payable                       $5,009,427        $5,009,427


7.   Long-Term Rental Leases

     The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

       YEAR                                            ANNUAL BASE

       1996                                           $1,197,643
       1997                                            1,070,839
       1998                                              721,722
       1999                                              462,206
       2000                                              338,137
       Thereafter                                      1,398,354
                                                       ---------
                                                      $5,188,901

     Certain of the leases contain rentals contingent upon annual sales of the tenants and have renewal options for periods from one to five years. Contingent rentals recorded were approximately $20,000 and $14,000 for 1995 and 1994, respectively. Leases with renewal options generally contain escalation clauses.

8.   DISTRIBUTIONS TO SHAREHOLDERS

     Cash dividends of $321,852 and $341,763 were paid during the years ended December 31, 1995 and 1994, respectively.


9.   RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1995 and 1994, the Trust participated in transactions with several related parties including primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

     The following summarizes transactions with affiliates for the years ending December 31:

                                                 1995               1994

       Rental income                          $ 81,900            $ 81,900
       Repairs and maintenance expenses          5,400               5,400
       General and administrative expenses      31,414              27,700

     The Trust leases one property to a company affiliated with one of its largest shareholders for a base rental of $6,475 per month, under the terms of two separate lease agreements which expire in January 1999.


10.       LEASES

     At December 31, 1995, the Trust was obligated under noncancelable operating leases for the following future minimum lease payments:

       1996                      $11,022
       1997                       11,022
       1998                       11,022
                                  ------
                                 $33,066


     Lease expense for each of the years ended December 31, 1995 and 1994 was $11,022.

11.       INCOME TAXES

     The difference between income from operations before income taxes and taxable income is as follows:

                                                 1995              1994

       Income before income taxes             $ 452,901         $ 334,384
       Differences:
          Gain on sale of real estate           (48,489)           (1,548)
       Depreciation                               5,724            (7,454)
          Dividends paid deduction             (387,404)         (306,635)
          Other                                  (2,332)           (2,608)
                                               --------           -------
             Taxable income                   $  20,400         $  16,139

     The following is a reconciliation between the Trust's undistributed earnings for financial reporting purposes and income tax purposes:

                                                  1995             1994

       Undistributed earnings, as reported    $ 471,323         $ 412,599
       Difference in carrying amount of
          real estate investments              (463,854)         (383,739)
                                               --------          --------
       Undistributed earnings for income
          tax purposes                        $   7,469         $  28,860

     Reconciliation between actual income taxes and income taxes at the statutory rate of 15% is as follows:

                                                  1995             1994

       Income taxes at the statutory rate     $   3,100        $    2,500
       State taxes net of federal benefit         1,200             1,000
       Other                                        -               1,881
                                                  -----             -----
       Provision for income taxes             $   4,300        $    5,381