Form 10QSB
period 1996-03-31
PALMETTO REAL ESTATE TRUST
filed 1996-05-15
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             Form 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1996


                    Commission file number    0-179


                       PALMETTO REAL ESTATE TRUST
       (Exact name of small business issuer as specified in its charter)

South Carolina                                         57-0405064
(State or other jurisdiction                         (I.R.S. Employer
of incorporation of organization)                     Identification No.)


45 Liberty Lane
Greenville, SC                                        29607
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


                           Yes  [X]       No [ ]

The number of shares outstanding of the Issuer's Shares of Beneficial Interest:
1,770,006

PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 1996

                                 INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Balance Sheet at March 31, 1996

         Unaudited Condensed Statements of Income and Undistributed Earnings for the Three Months Ended March 31, 1996 and 1995

         Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 1996 and 1995

         Unaudited Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1995. At present, there are no large capital expenditures planned that would present a liquidity problem.

RESULTS OF OPERATIONS

Income from operations for the first three months ended March 31, 1996 decreased approximately 27% as compared to the same period in 1995. Rental income increased 26% as a result of the Trust acquiring new rental properties during the third and fourth quarter of 1995, and a number of lease renewal options being exercised at an increased base annual rent. Other revenue also decreased approximately $6 thousand due to the Trust receiving an insurance settlement claim in the first quarter of 1995.

Depreciation, interest expense and property taxes increased 37%, 110% and 34%, respectively, in relation to the purchase and financing of new properties during the third and fourth quarter of 1995. Also, administrative expenses, which include utilities and insurance, increased 23% in relation to the properties acquired during 1995. Repairs and maintenance increased $8 thousand due primarily to roof repairs on various properties dudring the first quarter of 1996.


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

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

A.Exhibit A :  Selected Financial Statements

B.There were no reports on Form 8-K for the three months ended March 31, 1996.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   PALMETTO REAL ESTATE TRUST



May 15, 1996                                       /s/ Bill Franks
- -------------                                      -----------------
Date                                               Bill Franks
                                                   Property Manager


May 15, 1996                                       /s/ James A. Boling
- -------------                                      --------------------
Date                                               James A. Boling
                                                   Chairman

PALMETTO REAL ESTATE TRUST
Balance Sheet
March 31, 1996



                                                             March 31,
                                                              1996
        Assets                                              (unaudited)
                                                            ----------
Investment in real estate
  Rental property, net of accumulated depreciation          $7,987,605
  Timberlands                                                   24,864
                                                            ----------
                                                             8,012,469

Cash                                                            40,785
Rent receivable                                                 16,175
Note receivable                                                286,621
Prepaid expense                                                    868
Deferred loan and lease expense,
  net of accumulated amortization                               26,896
                                                            ----------
Total assets                                                $8,383,814
                                                            ==========
Liabilities and shareholders' equity

Liabilities:
  Mortgage notes payable                                    $4,959,329
  Demand note payable                                          370,000
  Accounts payable and accrued expenses                         51,976
  Deferred revenue                                             169,084
                                                            ----------
                                                             5,550,389
Shareholders' equity:
 Shares of beneficial interest, $1 stated value;
   5,000,000 shares authorized; 1,770,006 shares
   issued and outstanding                                    1,770,006
 Capital surplus                                               498,734
 Undistributed earnings                                        564,685
                                                            ----------
                                                             2,833,425
                                                            ----------
Total liabilities and shareholders' equity                  $8,383,814
                                                            ==========

PALMETTO REAL ESTATE TRUST
Condensed Statements of Income and Undistributed Earnings
For the Three Months Ended March 31, 1996 and 1995


                                                        Three Months Ended
                                                            March 31,
                                                        1996          1995
                                                           (unaudited)
Income:                                               --------      --------
  Rental income                                      $354,100      $280,559
  Other income                                          6,679        12,377
                                                      --------      --------
                                                      360,779       292,936
Expenses:
  Depreciation and amortization                        71,157        51,917
  Interest                                            110,212        52,360
  Repairs and maintenance                              10,881         2,812
  Property taxes                                       37,487        28,065
  General and administrative                           39,472        32,094
                                                      --------      --------
                                                      269,209       167,248

Income from operations                                 91,570       125,688

Gain on sale of real estate                             1,791         1,637
                                                      --------      --------
Net income                                             93,361       127,325

Undistributed earnings, beginning                     471,324       412,599

Dividends declared                                       -           15,627
                                                      --------      --------
Undistributed earnings, ending                       $564,685      $524,297
                                                      ========      ========

Net income per share of beneficial interest          $  0.053      $  0.063

PALMETTO REAL ESTATE TRUST
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 1996 and 1995


                                                        Three Months Ended
                                                            March 31,
                                                        1996          1995
                                                           (unaudited)
Cash Flows from operating activities:                 --------      --------
  Net income                                         $ 93,361      $127,325
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation expense                              69,709        50,469
     Amortization of deferred expenses                  1,448         1,448
     Gain on sale of real estate                       (1,791)       (1,637)
    (Increase) decrease in:
       Rent receivable                                 31,525         9,775
     Increase (decrease) in:
       Accounts payable and accrued expenses          (91,487)      (72,211)
       Dividends payable                             (185,850)     (117,825)
                                                      --------      --------
  Net cash used in operating activities               (83,085)       (2,656)

Cash flows from investing activities
  Property additions and improvements                  (3,656)       (6,132)
  Collections of mortgage note receivable               3,558         3,244
                                                      --------      --------
  Net cash used in investing activities                   (98)       (2,888)

Cash flows from financing activities
  Payments on mortgage notes payable                  (50,098)      (31,045)
  Net borrowings on demand note payable                90,000        15,000
  Payment of dividends                                     -       (153,278)
                                                      --------      --------
  Net cash provided by (used in) financing activities  39,902       (89,738)

Decrease in cash                                      (43,281)      (12,670)

Cash at beginning of period                            84,066        77,943
                                                      --------      --------
Cash at end of period                                $ 40,785      $ 65,273
                                                      ========      ========

PALMETTO REAL ESTATE TRUST
Note to Interim Financial Statements
March 31, 1996




(1)  Basis of Presentation

The accompanying unaudited condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.