Form 10QSB
period 1996-06-30
PALMETTO REAL ESTATE TRUST
filed 1996-08-07
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996


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

                         PALMETTO REAL ESTATE TRUST
                       Quarterly Report on Form 10-QSB
                For the Quarterly Period Ended June 30, 1996

                                    INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Balance Sheet at June 30, 1996

          Unaudited Condensed Statements of Income and Undistributed Earnings for the Three Months and Six Months Ended June 30, 1996 and 1995

          Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 1996 and 1995

          Unaudited Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          FINANCIAL CONDITION
          There have been no changes in the Trust's liquidity or financial condition since December 31, 1995. At present, there are no large capital expenditures planned that would present a liquidity problem.

          RESULTS OF OPERATIONS
          Income from operations for the six months ended June 30, 1996 decreased approximately 12% as compared to the same period in 1995. Rental income increased 26% as a result of the Trust acquiring new rental properties during the third and fourth quarters of 1995, and a number of lease renewal options being exercised at an increased base rent. Other revenue decreased approximately $8 thousand mainly due to the Trust receiving an insurance settlement claim during the first quarter of 1995.

          Depreciation, interest expense and property taxes increased 27%, 50% and 25%, respectively, in relation to the purchase and financing of new properties during the third and fourth quarter of 1995. Also, administrative expenses, which include utilities and insurance, increased 20% in relation to the properties acquired during 1995. Repairs and maintenance increased $12 thousand due primarily to roof repairs on various properties during 1996.

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

          B. There were no reports on Form 8-K filed for the six months ended June 30, 1996.

Signatures




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PALMETTO REAL ESTATE TRUST


August 6, 1996                                BY:  /s/ Bill Franks
- ---------------                                    --------------------
Date                                               Bill Franks
                                                   Property Manager



August 6, 1996                                BY:  /s/ James A. Boling
- ---------------                                    --------------------
Date                                               James A. Boling
                                                   Chairman

                         PALMETTO REAL ESTATE TRUST
                                Balance Sheet
                                June 30, 1996


                                                                    June 30,
    Assets                                                           1996
                                                                    --------
                                                                   (unaudited)
Investment in real estate
  Rental property, net of accumulated depreciation                $7,940,626
  Timberlands                                                         24,864
                                                                    --------
                                                                   7,965,490

Cash                                                                  85,967
Rent receivable                                                       23,051
Prepaid expense                                                          868
Note receivable                                                      282,980
Deferred loan expense, net of accumulated amortization                25,446
                                                                    --------
      Total assets                                                $8,383,802

    Liabilities and Shareholders' equity

Liabilities:
  Mortgage notes payable                                          $4,908,608
  Demand note payable                                                370,000
  Deferred revenue                                                   167,294
  Accounts payable and accrued expenses                               86,207
                                                                    --------
      Total Liabilities                                            5,532,109

Shareholders' equity:
  Shares of beneficial interest, $1 stated value;
    5,000,000 shares authorized; 1,770,006 shares
    issued and outstanding                                         1,770,006
  Capital surplus                                                    498,734
  Undistributed earnings                                             582,953
                                                                    --------
      Total Shareholders' Equity                                   2,851,693
                                                                    --------
      Total liabilities and shareholders' equity                  $8,383,802

                         PALMETTO REAL ESTATE TRUST
          Condensed Statements of Income and Undistributed Earnings
      For the Three Months and Six Months Ended June 30, 1996 and 1995

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                 1996        1995        1996        1995
                                    (unaudited)             (unaudited)
                                ------      ------      ------      ------
Income:
    Rental income            $ 356,193   $ 248,180   $ 710,293   $ 528,739
    Other income                 6,601       8,729      13,280      21,106
                                ------      ------      ------      ------
                               362,794     256,909     723,573     549,845

Expenses:
    Depreciation
      and amortization          72,113      51,985     143,270     103,901
    Interest                   109,630      57,483     219,842     109,843
    Repairs and maintenance      7,886       3,440      18,767       6,253
    Property taxes              37,487      28,065      74,974      56,130
    General and
      administrative            48,399      38,062      87,871      70,156
                                ------      ------      ------      ------
                               275,515     179,035     544,724     346,283

Income from operations          87,279      77,874     178,849     203,562

Gain on sale of real estate      1,791       1,637       3,582       3,274

Net income                      89,070      79,511     182,431     206,836

Undistributed earnings,
    beginning                  564,685     524,297     471,324     412,599

Dividends declared              70,802      62,800      70,802      78,427

Undistributed earnings,
    ending                   $ 582,953   $ 541,008   $ 582,953   $ 541,008


Net income per share of
    beneficial interest      $    .050   $    .051   $    .103   $    .112

                         PALMETTO REAL ESTATE TRUST
                     Condensed Statements of Cash Flows
               For the Six Months Ended June 30, 1996 and 1994

                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
                                                    --------      --------
                                                          (unaudited)
Cash flows from operating activities
Net income                                        $  182,431    $  206,836
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation expense                               140,375       101,005
  Amortization of deferred expenses                    2,896         2,896
  Gain on sale of real estate                         (3,582)       (3,274)
  (Increase) decrease in:
     Rent receivable                                  24,650         4,990
   Increase (decrease) in:
     Accounts payable and accrued expenses           (57,254)      (46,871)
     Dividends payable                              (185,850)     (117,825)
                                                    --------      --------
Net cash provided by operating activities            103,666       147,757

Cash flows from investing activities
  Property additions and improvements                (27,343)       (6,132)
  Collections of mortgage note receivable              7,199         6,563
                                                    --------      --------
Net cash provided by (used in) investing activities  (20,144)          431

Cash flows from financing activities
  Payments on mortgage notes payable                (100,819)      (62,156)
  Net borrowings(payments) on demand note payable     90,000       (50,000)
  Payment of dividends                               (70,802)      (78,427)
                                                    --------      --------
Net cash used in financing activities                (81,621)     (190,583)
                                                    --------      --------
Increase (decrease) in cash                            1,901       (42,395)

Cash at beginning of period                           84,066        68,437
                                                    --------      --------
Cash at end of period                             $   85,967    $   26,042

                         PALMETTO REAL ESTATE TRUST
                    Note to Interim Financial Statements
                                June 30, 1996


(1) Basis of Presentation

      The accompanying unaudited condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month period ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.