Form 10QSB
period 1996-09-30
PALMETTO REAL ESTATE TRUST
filed 1996-11-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               Form 10-QSB

              Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1996



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

Yes   [ X ]                        No  [   ]

The number of shares outstanding of the Issuer's Shares of Beneficial
Interest:  1,770,006

                     PALMETTO REAL ESTATE TRUST
                   Quarterly Report on Form 10-QSB
            For the Quarterly Period Ended September 30, 1996


                                INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Balance Sheet at September 30, 1996

         Unaudited Condensed Statements of Income and Undistributed Earnings for the Three Months and Nine Months Ended September 30, 1996 and 1995

         Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 1996 and 1995

         Unaudited Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



         Financial Condition

         During September 1996, the Trust acquired property in Greenville, South Carolina for $675,000. This purchase was financed by a bridge loan of $671,000. The Trust is in the process of refinancing its long-term debt at the date of filing this report.

         Other than described above, there have been no significant changes in the Trust's liquidity or financial condition since December 31, 1995. At present, there are no large capital expenditures planned that would present a liquidity problem.


         Results of Operations

         Income from operations for the nine months ended September 30, 1996 decreased by approximately 16% as compared to the same period in 1995. Rental income increased 37% as a result of the Trust acquiring new rental properties during the fourth quarter of 1995, and a number of lease renewal options being exercised at an increased base rent. Other revenue decreased approximately $9 thousand due to the Trust receiving an insurance settlement claim during the first quarter of 1995.

         Depreciation, interest expense and property taxes increased 39%, 98% and 29%, respectively, in relation to the purchase and financing of new properties during the fourth quarter of 1995. Also, administrative expenses, which include utilities and insurance, increased 27% in relation to the properties acquired during 1995. Repairs and maintenance increased $12 thousand due primarily to roof repairs on various properties during 1996.

         Gain on the sale of real estate decreased $43 thousand as a result of the sale of property during 1995. The gain of $7 thousand recognized during 1996 relates to the deferred gain on sale of property in prior years.

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

         B. There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

Signatures




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   PALMETTO REAL ESTATE TRUST


November 13, 1996                                  /s/ BILL FRANKS
------------------                                 ----------------
Date                                               Bill Franks
                                                   Property Manager



November 13, 1996                                  /s/ JAMES A. BOLING
------------------                                 --------------------
Date                                               James A. Boling
                                                   Chairman

                        PALMETTO REAL ESTATE TRUST
                               Balance Sheet
                            September 30, 1996



                                                         September 30,
                                                            1996
Assets:                                                  (unaudited)
-------                                                   ----------
Investment in real estate
Rental property, net of accumulated depreciation     $     8,543,267
Timberlands                                                   24,864
                                                          ----------
                                                           8,568,131

Cash                                                         176,909
Rent receivable                                               14,175
Prepaid expense                                                  868
Note receivable                                              279,254
Deferred loan and lease expense, net of accumulated
  amortization                                                23,999
                                                          ----------
Total assets                                         $     9,063,336

Liabilities and Shareholders' equity
------------------------------------
Liabilities:
Mortgage notes payable                               $     5,528,512
Demand note payable                                          370,000
Accounts payable and accrued expenses                        125,779
Deferred revenue                                             163,712
                                                          ----------
                                                           6,188,003
Shareholders' equity:
Shares of beneficial interest, $1 stated value;
5,000,000 shares authorized; 1,770,006 shares
issued and outstanding                                     1,770,006
Capital surplus                                              498,734
Undistributed earnings                                       606,593
                                                          ----------
                                                           2,875,333

Total liabilities and shareholders' equity           $     9,063,336

                        PALMETTO REAL ESTATE TRUST
        Condensed Statements of Income and Undistributed Earnings
     For the Three Months and Nine Months Ended September 30, 1996 and 1995


                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    1996        1995        1996        1995
                                  --------    --------    --------    --------
                                      (unaudited)              (unaudited)
Income:
     Rental income              $  351,667  $  245,670  $1,061,960  $  774,409
     Other income                    6,554       7,972      19,834      29,078
                                  --------    --------    --------    --------
                                   358,221     253,642   1,081,794     803,487


Expenses:
 Depreciation and amortization      73,912      52,048     217,182     155,949
 Interest                          109,171      56,057     329,013     165,900
 Repairs and maintenance             6,744       6,532      25,511      12,785
 Property taxes                     37,487      31,035     112,461      87,165
 General and administrative         40,048      30,580     127,920     100,736
                                  --------    --------    --------    --------
                                   267,362     176,252     812,087     522,535


Income from operations              90,859      77,390     269,707     280,952
Gain on sale of real estate          3,581      50,352       7,164      50,352
                                  --------    --------    --------    --------
Net income                          94,440     127,742     276,871     331,304



Undistributed earnings, beginning  582,953     537,734     471,324     412,599
Dividends declared                  70,800      62,800     141,602     141,227
Undistributed earnings, ending  $  606,593  $  602,676  $  606,593  $  602,676


Net income per share of
  beneficial interest               $ .053      $ .081      $ .156     $  .211

                         PALMETTO REAL ESTATE TRUST
                     Condensed Statements of Cash Flows
            For the Nine Months Ended September 30, 1996 and 1995

                                                         Nine Months Ended
                                                           September 30,
                                                         1996        1995
                                                            (unaudited)
                                                       --------     --------
Cash flows from operating activities
     Net income                                      $  276,871   $  331,304
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation expense                           212,838      151,605
         Amortization of deferred expenses                4,344        4,344
         Gain on sale of real estate                     (7,164)     (50,352)
         (Increase) decrease in:
            Rent receivable                              33,525        4,533
            Deferred loan and lease expense                   -       (2,742)
         Increase (decrease) in:
            Accounts payable and accrued expenses       (17,682)     (16,175)
            Deferred revenue                                  -       (4,911)
            Dividends payable                          (185,850)    (117,825)
                                                       --------     --------
     Net cash provided by operating expenses            316,882      299,781


Cash flows from investing activities
     Property additions and improvements               (702,447)    (750,702)
     Proceeds from sale of real estate                        -      314,089
     Collections of mortgage note receivable             10,925        9,960
                                                       --------     --------
  Net cash used in investing activities                (691,522)    (426,653)


Cash flows from financing activities
     Payments on mortgage notes payable                (151,915)     (93,328)
     Payments on demand note payable                          -     (120,000)
     Proceeds from new borrowings                       761,000      445,000
     Payment of dividends                              (141,602)    (141,227)
                                                       --------     --------
     Net cash provided by financing activities          467,483       90,445
                                                       --------     --------
Increase (decrease) in cash                              92,843      (36,427)

Cash at beginning of period                              84,066       68,437
                                                       --------     --------
Cash at end of period                                 $ 176,909     $ 32,010

                         PALMETTO REAL ESTATE TRUST
                    Note to Interim Financial Statements
                             September 30, 1996



(1)     Basis of Presentation

The accompanying unaudited condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month period ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.