Form 10KSB40
period 1996-12-31
PALMETTO REAL ESTATE TRUST
filed 1997-04-08
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                              Form 10-KSB

                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                         Commission File Number 0-179

                           Palmetto Real Estate Trust
                 (Name of small business issuer in its charter)

South Carolina                          57-0405064
--------------                          ----------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation of organization)

45 Liberty Lane, Greenville, South Carolina                   29607
-------------------------------------------                   -----
(Address of principal executive offices)                    (Zip Code)

Issuers's telephone number, including area code:     (864) 233-6007

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                           Name of each exchange
Title of each class                        on which registered
-------------------                        -------------------
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

State issuer's revenues for its most recent fiscal year:   $1,466,280

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 15, 1997:

Shares of Beneficial Interest             1,770,006

Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1996 annual meeting are incorporated by reference in Part III.

                                   Part I

Item 1.     Business

The registrant, Palmetto Real Estate Trust, has been organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 1996, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

Item 2.     Properties

All of the buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are up-to-date on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

      A. 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; vacant; property taxes for 1996--$1,987.

      B. Ace TV Rentals, 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $32,270; three-year lease expires April 16, 1998; property taxes for 1996--$3,818.

      C. Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); five-year option expired September 30, 1987, and is presently a month-to-month rental; property taxes for 1996--$4,213.

      D. Dove Cleaners, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; and is vacant; property taxes for 1996--$1,843.

      E. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 1996--$709,877; fifteen-year lease expires May 31, 2008; annual lease payments $112,000 for the first five years, $123,200 for the second five years, and $134,400 for the third five years; property taxes are paid by tenant.

      F. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 1996--$2,278.

 Principal Tenants           Lease Arrangements
 -----------------           ------------------
 Andy Oxy Company, Inc.      Month-to-month rental.  Annual base rent $15,300.

 Jaguar South                One-year lease expires April 30, 1997.
                             Annual base rent $9,000.

      G. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 1996--$1,860,464; collateral for line of credit balance of $160,372; property taxes for 1996--$83,354.


 Principal Tenants           Lease Arrangements
 -----------------           ------------------
 Belk-Simpson Company        Carpet and furniture sales. Five-year lease
                             expires January 31, 1999; 48,000 square feet.
                             Annual base rent $77,700 plus 1% of sales over $2,800,000.

 Book Rack                   Three-year lease expires December 31, 1996.
                             Annual base rent $6,900.

 The Open Book               Book store. Five-year lease expires September 30,
                             1997; 16,000 square feet.  Annual base rent
                             $72,000.

 Colonial Diner              Two-year lease with a one-year renewal option
                             expires June 30, 1997.  Annual base rent $18,000.

 American General            Five-year lease expires June 30, 1999.  Annual
                             base rent $7,854.

 Dollar Depot                Three-year lease expires April 30, 1998.  Annual
                             base rent $13,800.

 Joey's Inc.                 Three-year lease expires April 30, 1998. Annual
                             base rent $14,400.

 Mother's Love               Lease under negotiation.  Annual base rent
                             $3,960.

 Olan Mills Studio           Five-year lease expires April 30, 2001. Annual
                             base rent $6,900.

 Pleasantburg Shoe Service   Three-year lease expires December 31, 1998.
                             Annual base rent $4,800.

 Rogers Jewelers             Month-to-month rental.  Annual base rent $3,600.

 Principal Tenants            Lease Arrangements
 -----------------            ------------------
 First State Mortgage Bankers Month-to-month rental.  Annual base rent
                              $4,200.

 Gregory's Boutique           One-year lease expires March 31, 1997.
                              Annual base rent $10,800.

 Reid Printing Co.            Lease under negotiation.  Annual base rent
                              $12,000.

 Fred A. Fuller Appliances    Three-year lease expires February 28, 1997.
                              Annual base rent $11,616.

 Wilson's 5(cent)to $1.00     Five-year lease expires January 31, 2000. Annual
                              base rent $24,600 plus 4% of gross sales over $450,000.

 Branch Banking & Trust Co.   Twenty-year lease expires December 31, 1997.
                              Annual base rent $7,830.

 Nichole's                    Two-year lease expires May 31, 1998. Annual base
                              rent $4,500.

 Novelty Shop                 Three-year lease expires November 30, 1997.
                              Annual base rent $30,120.

 A & E  Enterprises           Three-year lease expires August 31, 1998. Annual
                              base rent $54,000.

 The Great Escape             Bicycle sales. Five-year lease expires January
                              31, 2000; 16,000 square feet. Annual base rent
                              $40,000.

 Kutting Room                 Three-year lease expires September 30, 1997.
                              Annual base rent $4,956.

 Kathy's Boutique             Three-year lease expires February 28, 1997.
                              Annual base rent $3,300.

 Houser Shoes                 Five-year option expires November 30, 1997.
                              Annual base rent $22,500.

 Principal Tenants            Lease Arrangements
 -----------------            ------------------
 Genfinity's                  Three-year lease expires September 30, 1996.
                              Annual base rent $5,100.

 Clyde Davis Co.              Lease under negotiation. Annual base rent
                              $12,000.

 King David Salon             Two-year lease expires June 30, 1998. Annual
                              base rent $4,488.

 C.C. Hair & Co.              Three-year lease expires July 31, 1999. Annual
                              base rent $7,332.

 Manifest Discs & Tapes       Five-year lease expires January 31, 2002.
                              Annual base rent $52,500.

 Alpha Greenville Beauty      Three-year option expires August 31, 1997.
  School                      Annual base rent $12,780.

 India Palace Restaurant      Five-year lease expires June 30, 1998.  Annual
                              base rent $12,000.

      H. Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 1996--$6,288.

 Principal Tenants            Lease Arrangements
 -----------------            ------------------
 Mr. Curtis Hair Design       Three-year option expires August 31, 1998.
                              Annual base rent $6,600.

 Filter Queen                 Three-year lease expires May 31, 1999; 1,000
                              square feet. Annual base rent $5,610.

 Check World                  Three-year lease expires May 31, 1997. Annual
                              base rent $6,600.

 J. Michael's                 Three-year lease expires August 31, 1999. Annual
                              base rent $6,744.

 Southeastern Portrait        Three-year lease expires August 31, 1998;  1,900
  Gallery                     square feet. Annual base rent $6,534.

 Jay-Mac Photography          Three-year lease expires August 31, 1998;
                              Annual base rent is $4,026.

 Beltone Hearing Aid Center   Three-year lease expires June 30, 1998; 900
                              square feet. Annual base rent is $9,600.

      I. Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $22,440; five-year lease expires May 15, 2001. Property taxes on this property are paid by the tenant.

      J. BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $56,100; fifteen-year lease expires June 30, 2001; property taxes for 1995--$7,364, paid by tenant.

      K. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 1996--$1,933.

 Principal Tenants            Lease Arrangements
 -----------------            ------------------
 Borderlands                  Three-year lease expires December 31, 1999.
                              Annual base rent $9,900.

 Family Alteration Shop       Three-year lease expires April 30, 1998.  Annual
                              base rent $5,808.

      L. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $29,700; three-year lease expires July 14, 1997; property taxes for 1996--$3,792, paid by tenant.

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

      P. Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; mortgage balance at December 31, 1996 - $433,307; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

      Q. Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; mortgage balance as of December 1996 - $485,845; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

      R. Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; 45,922 square feet; 10,000 square feet vacant; located on 5.4 acres; brick and masonry building; acquired in 1995; mortgage balance at December 31, 1996--$2,241,994; property taxes for 1996--$35,220.

 Principal Tenants            Lease Arrangements
 -----------------            -------------------
 All Tune & Lube              Automobile repair and services. Five-year lease
                              expires January 17, 1999; 7,500 square feet.
                              Annual base rent $38,400.

 American General Finance     Three-year lease expires May 31, 1998.  Annual
                              base rent $21,000.

 Blockbuster Video            Video rental. Seven-year lease expires December
                              31, 1997; 6,400 square feet. Annual base rent
                              $75,200.

 Brenda's Boutique            Two-year lease expires October 31, 1997. Annual
                              base rent $10,200.

 Foremost Insurance           Three-year lease expires August 31, 1998. Annual
                              base rent is $6,825.

 Hardee's Restaurant          Fifteen-year lease expires December 30, 2004.
                              Annual base rent $22,176.

 Harvey's Family Restaurant   Month-to-month rental; 4,788 square feet.
                              Annual base rent $14,400.

 Little Caesars Pizza         Five-year lease expires May 14, 2000.  Annul
                              base rent $17,100.

 Impressions                  One-year lease expires April 30, 1997. Annual
                              base rent $8,100.

 On Deck Circle               Three-year lease expires May 14, 1998.  Annual
                              base rent $8,100.

 Peak Performance             Lease under negotiation. Annual base rent
                              $24,000.

 Grand Computers Liquidators  Three-year lease expires March 31, 1999.
                              Annual base rent $8,100.

 Great Wall                   Five-year lease expiring October 31, 2001.
                              Annual base rent $19,200.

 TCBY Yogurt                  Five-year lease expires January 31, 2000.
                              Annual base rent $21,564.

 Willis ChiroMed              Three-year lease expires January 31, 1998.
                              Annual base rent $10,500.


Item 3.     Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 1996.


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                 Part II

Item 5.     Market for Common Equity and Related Security Holder Matters

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 1996, was 1,275.

Dividend data and price range for the years 1996 and 1995 follows:

Dividends - The dividends declared quarterly in 1996 and 1995 are as follows:

                                                  Per
      1996                    Total               Share
                             -------               ----
    First Quarter           $ 70,801               .04
    Second Quarter            70,801               .04
    Third Quarter             70,800               .04
    Fourth Quarter           154,500               .087
                             -------               ----
                            $366,902               .207
                             =======               ====


                                                  Per
      1995                    Total               Share
                             -------               ----
    First Quarter           $ 78,551               .05
    Second Quarter            62,840               .04
    Third Quarter             62,636               .04
    Fourth Quarter           185,850               .105
                             -------               ----
                            $389,877               .235
                             =======               ====

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations.

Financial Condition

During the third quarter of 1996, the Trust purchased property in Mauldin, South Carolina for $671,000. This purchase was partially financed by obtaining a mortgage in the amount of $437,000, payable in monthly installments based on a variable interest rate through October 2001. During the fourth quarter of 1996, the Trust refinanced four loans totaling $4,015,000 to obtain a more favorable interest rate. Repayments will be payable in monthly installments based on a variable rate through October 2001, with a final balloon payment due on that date.

Results of Operations

Rental income has increased by approximately 30% as a result of the Trust acquiring new rental properties in 1996 and 1995, and a number of the lease renewal options being exercised at an increased base annual rent. The Trust intends to continue to invest in profitable income-producing properties which will command long-term leases.

Depreciation, interest expense and property taxes increased 39%, 83%, and 22%, respectively, in relation to the purchase and financing of new properties during the fourth quarter of 1995 and during 1996. Also, administrative expenses, which include utilities and insurance, increased 17% in relation to the properties acquired during 1995. Repairs and maintenance increased $17 thousand due primarily to roof repairs on various properties during 1996.

Gain on sale of real estate decreased $45 thousand as a result of the sale of property during 1995. The gain of $7 thousand recognized during 1996 relates to the deferred gain on sale of property in prior years.

The primary liquid asset of the Trust is cash. Cash provided by operating activities was $599,271 in 1996 and $614,517 in 1995. These funds were used for general operating expenses, capital expenditures, repayment of debt and payment of dividends. The Trust showed a net increase in cash during 1996 of $108,738.

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

Item 13.    Exhibits and Reports on Form 8-K

      A. (1) Financial Statements - The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.
               --------------------



           (2) Exhibits - None.
               --------

      B.    Reports on Form 8-K - None.

      C.    Exhibits - None.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PALMETTO REAL ESTATE TRUST
                            (Registrant)

/s/JAMES A. BOLING
-------------------
James A. Boling
Chairman of the Board of Trustees


Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/MELVIN K. YOUNTS                     /s/WILLIAM J. ABLES
-------------------                     -------------------
Melvin K. Younts                        William J. Ables
Secretary/Treasurer                     President

/s/JOHN A. HAGINS                       /s/C. LANEY YOUNTS
-------------------                     -------------------
John A. Hagins                          C. Laney Younts
Trustee                                 Trustee

/s/HUNTER HOWARD, JR.                   /s/GARY S. THOMPSON, JR.
---------------------                   ------------------------
Hunter Howard, Jr.                      Gary S. Thompson, Jr.
Trustee                                 Trustee

/s/R. RIGGIE RIDGEWAY
---------------------
R. Riggie Ridgeway
Trustee



Date

                        ANNUAL REPORT ON FORM 10-K SB

                           ITEM 7 AND ITEM 13(A)(1)

                         LIST OF FINANCIAL STATEMENTS

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                          PALMETTO REAL ESTATE TRUST

                          GREENVILLE, SOUTH CAROLINA

                             PALMETTO REAL ESTATE TRUST

                        Form 10-KSB--Item 7 and Item 13(A)(1)
                             List of Financial Statements

The following financial statements of Palmetto Real Estate Trust are included in response to Item 7:

  Balance Sheet--December 31, 1996

  Statements of Income--Years Ended December 31, 1996 and 1995

  Statements of Shareholders' Equity--Years Ended December 31, 1996 and 1995

  Statements of Cash Flows--Years Ended December 31, 1996 and 1995

  Notes to Financial Statements

                      Independent Auditors' Report


To the Board of Directors and Shareholders
Palmetto Real Estate Trust


We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the two years ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust at December 31, 1996, and the results of its operations and its cash flows for the two years ended December 31, 1996 in conformity with generally accepted accounting principles.


January 29, 1997

                         PALMETTO REAL ESTATE TRUST

                               Balance Sheet

                             December 31, 1996


Assets
Real estate investments, at cost:
   Rental property, net of accumulated depreciation       $       8,507,779
   Timberlands                                                       24,864
                                                                  ---------
                                                                  8,532,643
Other assets:
   Cash                                                             192,804
   Rent receivable                                                   37,356
   Notes receivable                                                 275,440
   Prepaid expenses                                                   4,034
   Deferred loan expense, net of
     accumulated amortization                                        26,672
                                                                    536,306
                                                                  ---------
         Total assets                                     $       9,068,949
                                                                  =========

Liabilities and Shareholders' Equity

Liabilities:
   Mortgage notes payable                                 $       5,731,487
   Demand notes payable                                             160,372
   Accounts payable and accrued expenses                            113,742
   Dividends payable                                                154,500
   Deferred revenue                                                 163,712
                                                                  ---------
                                                                  6,323,813
Shareholders' equity:
   Shares of beneficial interest, $1 par value;
     5,000,000 shares authorized; 1,770,006 shares
     issued and outstanding                                       1,770,006
   Capital surplus                                                  498,734
   Undistributed earnings                                           476,396
                                                                  ---------
                                                                  2,745,136
                                                                  ---------
Total liabilities and shareholders' equity                $       9,068,949
                                                                  =========

            See accompanying notes to financial statements.

                          PALMETTO REAL ESTATE TRUST

                             Statements of Income

                     Years Ended December 31, 1996 and 1995

                                                      1996          1995
                                                    --------      --------
Income:
     Rental income                               $ 1,435,868   $ 1,107,784
     Other income                                     30,412        35,845
                                                      ------        ------
     Total income                                  1,466,280     1,143,629
                                                   ---------     ---------
Expenses:
     Depreciation and amortization                   281,689       203,040
     Interest                                        457,123       249,897
     Repairs and maintenance                          33,825        16,426
     Property taxes                                  146,211       120,550
     General and administrative                      178,520       152,804
                                                     -------       -------
     Total expenses                                1,097,368       742,717
                                                   ---------       -------
Income from operations before income taxes           368,912       400,912
Provision for Federal and state income taxes           4,100         4,300
                                                       -----         -----
Income from operations                               364,812       396,612
Gain on sale of real estate                            7,163        51,989
                                                       -----        ------
     Net income                                    $ 371,975     $ 448,601
                                                     =======       =======

Earnings per share of beneficial interest:
     Income from operations                        $   0.206     $   0.253
     Gain on sale of real estate                       0.004         0.033
                                                       -----         -----
         Net income                                $   0.210     $   0.286
                                                       =====         =====



                See accompanying notes to financial statements.

                        PALMETTO REAL ESTATE TRUST

                     Statements of Shareholders' Equity

                   Years Ended December 31, 1996 and 1995



                                 Shares of
                                 Beneficial Interest
                                 $1 Par Value             Capital     Undistributed
                                 Shares       Amount      Surplus     Earnings        Total
                                 ------       ------      -------     --------       --------
Balance at December 31, 1994  1,570,006   $1,570,006    $ 198,734    $ 412,599     $2,181,339

Issuance of 200,000 shares
   of beneficial interest       200,000      200,000      300,000           -         500,000

Net income                           -            -            -       448,601        448,601

Distribution to shareholders         -            -            -      (389,877)      (389,877)
                                 ------       ------      -------     --------       --------
Balance at December 31, 1995  1,770,006    1,770,006      498,734      471,323      2,740,063

Net income                           -            -            -       371,975        371,975

Distribution to shareholders         -            -            -      (366,902)      (366,902)
                                 ------       ------      -------     --------       --------
Balance at December 31, 1996  1,770,006   $1,770,006     $498,734    $ 476,396     $2,745,136
                              =========    =========      =======     ========      =========


             See accompanying notes to financial statements.

                           PALMETTO REAL ESTATE TRUST

                            Statements of Cash Flows

                      Years Ended December 31, 1996 and 1995


                                                      1996            1995
                                                    --------        --------
Cash from operating activities:
     Net income                                   $  371,975      $  448,601
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation expense                        255,330         197,008
         Amortization of deferred expenses            26,359           6,032
         Gain on disposal of real estate              (7,163)        (51,989)
         (Increase) decrease in:
         Rent receivable                              10,344         (19,470)
         Prepaid expense                              (3,166)           (868)
         Deferred loan expense                       (24,689)         (8,931)
         Increase (decrease) in:
           Accounts payable and accrued expenses     (29,719)         44,134
                                                     -------          ------
 Net cash provided by operating activities           599,271         614,517
                                                     -------         -------

Cash from investing activities:
     Property additions and improvements            (709,451)       (358,653)
     Proceeds from disposal of real estate                -          316,051
     Collections of mortgage notes payable            14,739          13,436
                                                      ------          ------
 Net cash used in investing activities              (694,712)        (29,166)
                                                    --------         -------
Cash from financing activities:
  Net borrowings (payments) on demand note payable  (119,628)       (120,000)
  Net borrowings (payments) on mortgage notes
     payable                                         722,059        (127,870)
  Payment of dividends                              (398,252)       (321,852)
                                                    --------        --------
Net cash provided by (used in) financing activities  204,179        (569,722)
                                                     -------        --------
Net increase in cash                                 108,738          15,629

Cash at beginning of year                             84,066          68,437
                                                      ------          ------
Cash at end of year                                $ 192,804        $ 84,066
                                                     =======          ======

Supplemental disclosures of cash flow information:
     Cash paid during the year:
         Interest                                  $ 457,123       $ 249,897
                                                     =======         =======

         Income taxes                              $   8,134       $   5,172
                                                       =====           =====


             See accompanying notes to financial statements.

                         PALMETTO REAL ESTATE TRUST
                        Statements of Cash Flows (continued)
                        Year Ended December 31, 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1996

During November 1996, the Trust refinanced four loans totaling $4,015,000. Repayments will be payable in monthly installments based on a variable interest rate through October 2001.


1995

The purchase of the Columbia, South Carolina property for $745,000 was partially financed by obtaining a mortgage in the amount of $445,000, payable in monthly installments of $4,395 at an interest rate of 8.55% through September 2000.

The Trust purchased property on Wade Hampton Boulevard in Greenville, South Carolina for $2,800,000 through an issuance of common stock of $200,000 and paid-in capital of $300,000 and by obtaining a mortgage for the remainder of the purchase price of $2,300,000, payable in monthly installments of $20,660 at an interest rate of 8.2% through 2000.

                         PALMETTO REAL ESTATE TRUST

                        Notes to Financial Statements

                             December 31, 1996



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

      Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Deferred loan costs at December 31, 1996, amounted to:


      Deferred loan costs                         $  70,885
      Accumulated amortization                       44,213
                                                     ------
                                                  $  26,672
                                                     ======

      Earnings Per Share - Earnings per share were computed on the basis of 1,770,006 shares for 1996 and 1,586,673 shares for 1995, which was the weighted average number of shares outstanding during each year.

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

      Cash and Cash Equivalents - The Trust includes cash equivalents, defined as all highly liquid instruments purchased with a maturity of three months or less, when reporting cash and cash flows for the years. Cash and cash equivalents include $83,980 at December 31, 1996 of funds not covered by the Federal Deposit Insurance Corporation at year end. Deposit balances in excess of $100,000 at one financial institution are not guaranteed by the Federal Deposit Insurance Corporation.

2.    Investment in Rental Property and Gain on Sale of Real Estate

                                                                         Costs Capitalized
                             Initial Cost to Company                     Subsequent to Acquisition
Building and                 Carrying
Description                  Encumbrances       Land    Improvements     Improvements      Cost
-------------                ------------      ------   ------------     ------------    --------
Aiken, SC                    $        -      $ 24,500    $    33,123      $     1,350    $  1,350

Cateran Family Restaurant--
 Greenville, SC                       -        20,000         90,004               -           -
Dove Cleaners--Spartanburg, SC        -        10,000         39,820               -           -
Enigma Spinx--Greenville, SC      709,877     350,000        670,000               -           -
Venture Park--Greenville, SC          -        11,000         81,017            3,125       3,125
Pleasantburg Shopping Center--
 Greenville, SC                 2,020,836     977,759      1,739,570        1,231,403   1,231,403
Wade Hampton Property--
 Greenville, SC                       -        40,000        200,000           18,282      18,282
Willard Oil Property--
 Spartanburg, SC                      -        55,984         79,140               -           -
BP Oil--Greenville, SC                -       100,000        328,736               -           -
Laurens Road Property--
 Greenville, SC                       -        16,235         82,261            3,656       3,656
Transit Drive--Greenville, SC         -        50,000        175,000           19,213      19,213
Ace TV Rentals--Greenville, SC        -        50,000        160,000               -           -
Lesco--Greer, SC                      -        30,000        200,000               -           -
Tireama--Spartanburg, SC              -        26,000        234,000               -           -
Tireama--Spartanburg, SC              -        18,000        162,000               -           -
Atlas Services--Columbia, SC      485,845      75,000        670,000               -           -
Taylors Point Shopping Center--
 Greenville, SC                 2,241,994     500,000      2,300,000               -           -
Atlas Services--Mauldin, SC       433,307      50,000        621,000               -           -
Other                                 -            -              -           108,415     108,415
                             ------------   ---------     ----------     ------------   ---------
                               $5,891,859  $2,404,478     $7,865,671       $1,385,444  $1,385,444
                                =========   =========      =========        =========   =========



        (1)  Construction date unavailable

                                                                                   Life on Which
     Gross Amount at Which                                                         Depreciation in
     Carried at Close of Period                                                    Latest Income
               Building and                Accumulated   Date of       Date        Statement is
     Land      Improvements      Total     Depreciation  Construction  Acquired    Computed
    ------     ------------     --------   ------------  ------------  --------    ------------
  $ 24,500        $  34,473     $ 58,973    $    32,015       1966        1965          33
    20,000           90,004      110,004         81,004       1966        1974          25
    10,000           39,820       49,820         39,820       1970        1970          25
   350,000          670,000    1,020,000        147,542        (1)        1993         31/15
    11,000           84,142       95,142         41,378       1977        1979          25

   977,759        2,970,973    3,948,732      2,141,873       1965        1976          31

    40,000          218,282      258,282        109,337       1982        1983          25

    55,984           79,140      135,124         18,906        193        1993          15
   100,000          328,736      428,736        271,069       1985        1986          25

    16,235           85,917      102,152         23,727       1973        1988          31
    50,000          194,213      244,213         34,942        (1)        1991          31
    50,000          160,000      210,000         23,704        (1)        1992          31
    30,000          200,000      230,000         12,917       1994        1994          39
    26,000          234,000      260,000         13,163        (1)        1994          39
    18,000          162,000      180,000          9,113        (1)        1994          39
    75,000          670,000      745,000         20,938       1995        1995          40

   500,000        2,300,000    2,800,000         62,292       1990        1995          40
    50,000          621,000      671,000          5,209       1996        1996          40
        -           108,415      108,415         58,865        -       Various           7
    ------     ------------     --------   ------------  ------------  --------    ------------
$2,404,478       $9,251,115  $11,655,593     $3,147,814
 =========        =========   ==========      =========





      The aggregate cost and accumulated depreciation for federal income tax purposes is $11,142,208 and $3,204,207 at December 31, 1996, respectively.

      Activity in the Trust's investment in real estate for the two years in the period ended December 31, 1996, is summarized as follows:


                                          Year Ended December 31
                                          1996              1995
                                          ----              ----
      Investment in Real Estate
      -------------------------
      Balance at beginning of year   $ 10,946,142      $  7,831,662
      Acquisitions                        709,451         3,603,653
      Cost of property sold                    -           (489,173)
                                         --------          --------
      Balance at end of year         $ 11,655,593      $ 10,946,142
                                       ==========        ==========

      Accumulated Depreciation
      ------------------------
      Balance at beginning of year   $  2,892,484      $  2,914,039
      Depreciation expense                255,330           197,008
      Accumulated depreciation on
        property disposed                      -           (218,563)
                                          -------          --------
      Balance at end of year         $  3,147,814      $  2,892,484
                                        =========         =========

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

     In September 1994, the Trust sold property located at 201 North Cedar Street in Summerville, South Carolina (Piggly Wiggly) with a net book value of $83,972 for $262,944. The entire sale was financed by the Company (See Note
3). The buyer's initial investment does not meet the criteria specified in FASB 66 for recognition of the gain by the full accrual method, accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. Gain in the amount of $7,163 and $6,459 was recognized for 1996 and 1995, respectively, based on payments received on the note receivable. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. The Trust acquired property on East Blackstock Road and North Church Street (Tireama, Inc.) in Spartanburg, South Carolina, as part of this exchange.

3.    Mortgage Note Receivable

     The Trust received a $50,000 mortgage note receivable in connection with the sale of its Charlotte property (J.R. Auto Sales) in 1992, which bears interest at 10% and is payable in monthly installments of $661, including interest through October 2002. The carrying amount of the mortgage note receivable was $34,937 at December 31, 1996.

     In addition, the Trust received a $262,944 mortgage note receivable in connection with the sale of its Summerville property (Piggly Wiggly) in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $240,503 at December 31, 1996.


4.    Mortgage Notes Payable

     Long-term debt at December 31, 1996, consists of the following:

     Term note payable in monthly payments based on a variable interest rate through October 2001, at 2.50% above the London Interbank Offered Rate (7.9565% at December 31, 1996); final balloon payment due October 2001; collateralized by four rental properties located
     in South Carolina.                                  $       1,860,464

     Term note payable in monthly payments based on a variable interest rate through October 2001, at 2.50% above the London Interbank Offered Rate (7.9565% at December 31, 1996); final balloon payment due October 2001; collateralized by four rental
     properties located in South Carolina.                         709,877

     Term note payable in monthly payments based on a variable interest rate through October 2001, at 2.50% above the London Interbank Offered Rate (7.9565% at December 31, 1996); final balloon payment due October 2001; collateralized by four rental
     properties located in South Carolina.                         433,307

     Term note payable in monthly payments of $20,660 including interest through September 2000, at a fixed rate of 8.2%,
     final balloon payment due October 2000, collateralized by
     the rental property located on Wade Hampton Boulevard,
     Greenville, South Carolina.                         $       2,241,994

     Term note payable in monthly payments based on a variable
     interest rate through October 2001, at 2.50% above the
     London Interbank Offered Rate (7.9565% at December 31, 1996);
     final balloon payment due October 2001; collateralized by
     four rental properties located in South Carolina.             485,845
                                                                 ---------
                                                         $       5,731,487

      Future maturities of debt are as follows:

        Year
        1997               $ 292,163
        1998                 316,451
        1999                 342,759
        2000               2,307,637
        2001               2,472,477
                           ---------
                          $5,731,487

5.    Demand Note Payable

     The Company has an agreement with a bank that permits the Company to borrow a maximum of $500,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at 2.50% above the London Interbank Offered Rate (7.9565% at December 31, 1996) and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 1996, $160,372 was outstanding under the line of credit. During 1996, the maximum borrowing outstanding on the line of credit was approximately $160,372.



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


                                             Carrying           Estimated
                                              Value             Fair Value
                                             --------           ----------
            Notes receivable               $  275,440            $ 275,440
                                              =======              =======

            Notes payable                  $5,731,487          $ 5,731,487
                                            =========            =========

7.    Long-Term Rental Leases

     The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

        Year                                                Annual Base
       ------                                               -----------
        1997                                                $ 1,345,302
        1998                                                    951,517
        1999                                                    783,506
        2000                                                    627,221
        2001                                                    531,911
        Thereafter                                            2,225,953
                                                              ---------
                                                            $ 6,465,410

     Certain of the leases contain rentals contingent upon annual sales of the tenants and have renewal options for periods from one to five years. Contingent rentals recorded were approximately $17,000 and $20,000 for 1996 and 1995, respectively. Leases with renewal options generally contain escalation clauses.



8.    Distributions to Shareholders

     Cash dividends of $398,252 and $321,852 were paid during the years ended December 31, 1996 and 1995, respectively.


9.    Related Party Transactions

     During the years ended December 31, 1996 and 1995, the Trust participated in transactions with several related parties including primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

     The following summarizes transactions with affiliates for the years ending December 31:


                                            1996                      1995
                                            ----                      ----
    Rental income                       $ 81,900                  $ 81,900
    Repairs and maintenance                5,400                     5,400
    General and administrative expenses   30,525                    30,414

     The Trust leases one property to a company affiliated with one of its largest shareholders for a base rental of $6,475 per month, under the terms of two separate lease agreements which expire in January 1999.

10.   Leases

     At December 31, 1996, the Trust was obligated under noncancelable operating leases for the following future minimum lease payments:

           1997                              $ 11,022
           1998                                11,022
                                               ------
                                             $ 22,044

     Lease expense for each of the years ended December 31, 1996 and 1995 was $11,022.





11.   Income Taxes

     The difference between income from operations before income taxes and taxable income is as follows:


                                              1996                      1995
                                              ----                      ----
         Income before income taxes       $ 376,075                 $ 452,901
         Differences:
              Gain on sale of real estate    (7,163)                  (48,489)
              Depreciation                   15,003                     5,724
              Dividends paid deduction     (366,902)                 (387,404)
              Other                           2,152                    (2,332)
                                             ------                    ------
         Taxable income                   $  19,165                 $  20,400
                                             ======                    ======

     The following is a reconciliation between the Trust's undistributed earnings for financial reporting purposes and income tax purposes:


                                                        1996            1995
                                                        ----            ----
    Undistributed earnings, as reported              $476,396        $471,323
    Difference in carrying amount of real
      estate investments                             (449,762)       (463,854)
                                                     --------        --------
    Undistributed earnings for income tax purposes   $ 26,634        $  7,469
                                                       ======           =====

     Reconciliation between actual income taxes and income taxes at the statutory rate of 15% is as follows:


                                               1996             1995
                                               ----             ----
    Income taxes at the statutory rate      $ 3,000          $ 3,100
    State taxes net of federal benefits       1,100            1,200
                                              -----            -----
                                            $ 4,100          $ 4,300
                                              =====            =====