Form 10QSB
period 1997-03-31
PALMETTO REAL ESTATE TRUST
filed 1997-05-15
CIK 75894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997



                          Commission file number    0-179


                           PALMETTO REAL ESTATE TRUST
        (Exact name of small business issuer as specified in its charter)

South Carolina                                       57-0405064
--------------                                       -----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation of organization)                    Identification No.)


   45 Liberty Lane
   Greenville, SC                              29607
   ---------------                             ------
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


         Yes    [ X]                     No [  ]

The number of shares outstanding of the Issuer's Shares of Beneficial
Interest:  1,770,006

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended March 31, 1997


                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Condensed Balance Sheet at March 31, 1997

           Unaudited Condensed Statements of Income and Undistributed Earnings for the Three Months Ended March 31, 1997 and 1996

           Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 1997 and 1996

           Unaudited Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Financial Condition

           There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1996. At present, there are no large capital expenditures planned that would present a liquidity problem.

           Results of Operations

           Income from operations for the first three months ended March 31, 1997 increased approximately 40% as compared to the same period in 1996. Rental income increased 11% as a result of a number of lease renewal options being exercised at an increased base annual rent.

           Depreciation, interest expense and property taxes for 1997 remained stable compared to the first quarter of 1996. Administrative expenses, which include commissions, increased 21% over the first quarter of 1996. The majority of this increase relates to commissions paid in leasing property during the first quarter of 1997.


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

         B. There were no reports on Form 8-K for the three months ended March 31, 1997.

SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  PALMETTO REAL ESTATE TRUST



Date                                              /s/Bill Franks
                                                  --------------
                                                  Bill Franks
                                                  Property Manager


Date                                              /s/James A. Boling
                                                  ------------------
                                                  James A. Boling
                                                  Chairman

                           PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                 March 31, 1997



                                                               March 31,
Assets                                                           1997
                                                              (unaudited)
                                                               --------
Investment in real estate
    Rental property, net of accumulated depreciation        $ 8,432,678
    Timberlands                                                  24,864
                                                              ---------
                                                              8,457,542
Cash                                                             63,324
Rent receivable                                                  31,684
Note receivable                                                 270,655
Prepaid expense                                                   4,034
Deferred loan and lease expense, net of accumulated amortization 25,296
                                                              ---------
        Total assets                                        $ 8,852,535
                                                              =========

Liabilities and shareholders' equity

Liabilities:
    Mortgage notes payable                                  $ 5,660,781
    Demand note payable                                          95,372
    Accounts payable and accrued expenses                        59,400
    Income taxes payable                                          1,000
    Deferred revenue                                            161,754
                                                              ---------
                                                              5,978,307

Shareholders' equity:
    Shares of beneficial interest, $1 stated value;
     5,000,000 shares authorized; 1,770,006 shares
     issued and outstanding                                   1,770,006
    Capital surplus                                             498,734
    Undistributed earnings                                      605,488
                                                              ---------
                                                              2,874,228
                                                              ---------
Total liabilities and shareholders' equity                  $ 8,852,535
                                                              =========

                           PALMETTO REAL ESTATE TRUST
            Condensed Statements of Income and Undistributed Earnings
               For the Three Months Ended March 31, 1997 and 1996


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1997        1996
                                                         --------    --------
                                                             (unaudited)
Income:
     Rental income                                     $  393,238  $  354,100
     Other income                                          16,403       6,679
                                                         --------    --------
                                                          409,641     360,779

Expenses:
     Depreciation and amortization                         76,477      71,157
     Interest                                             108,353     110,212
     Repairs and maintenance                               11,003      10,881
     Property taxes                                        37,487      37,487
     General and administrative                            47,807      39,472
                                                         --------    --------
                                                          281,127     269,209
                                                         --------    --------
Income from operations                                    128,514      91,570
Provision for Federal and state income taxes               (1,000)         -
Gain on sale of real estate                                 1,958       1,791
                                                         --------    --------
Net income                                                129,472      93,361

Undistributed earnings, beginning                         476,396     471,324

Dividends declared                                            380          -
                                                         --------    --------
Undistributed earnings, ending                         $  605,488  $  564,685
                                                         ========    ========

Net income per share of beneficial interest            $     .074  $     .053
                                                         ========    ========

                           PALMETTO REAL ESTATE TRUST
                       Condensed Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1997           1996
                                                  --------       --------
                                                        (unaudited)
Cash flows from operating activities:
     Net income                                  $ 129,472      $  93,361
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation expense                       75,101         69,709
         Amortization of deferred expenses           1,376          1,448
         Gain on sale of real estate                (1,958)        (1,791)
         (Increase) decrease in:
           Rent receivable                           5,672         31,525
         Increase (decrease) in:
           Accounts payable and accrued expenses   (54,342)       (91,487)
           Income taxes payable                      1,000             -
           Dividends payable                      (154,500)      (185,850)
                                                  --------       --------
Net cash provided by (used in) operating activities  1,821        (83,085)

Cash flows from investing activities:
     Property additions and improvements                -          (3,656)
     Collections of mortgage note receivable         4,785          3,558
                                                  --------       --------
Net cash provided by (used in) investing activities  4,785            (98)

Cash flows from financing activities:
     Payments on mortgage notes payable            (70,706)       (50,098)
     Net borrowings (payments) on demand
       note payable                                (65,000)        90,000
     Payment of dividends                             (380)            -
                                                  --------       --------
Net cash provided by (used in)
  financing activities                            (136,086)        39,902
                                                  --------       --------
Decrease in cash                                  (129,480)       (43,281)

Cash at beginning of year                          192,804         84,066
                                                  --------       --------
Cash at end of period                           $   63,324     $   40,785
                                                  ========       ========

                           PALMETTO REAL ESTATE TRUST
                      Note to Interim Financial Statements
                                 March 31, 1997




(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.