Form 10QSB
period 1997-06-30
PALMETTO REAL ESTATE TRUST
filed 1997-08-05
CIK 75894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR TRANSITION PERIOD FROM _______________ TO _______________.

                          Commission file number 0-179


                           PALMETTO REAL ESTATE TRUST
        (Exact name of small business issuer as specified in its charter)

South Carolina                                  57-0405064
---------------                                 -----------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation of organization)               Identification No.)


45 Liberty Lane
Greenville, SC                             29607
----------------                           ------
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

      Yes    [ X ]                                    No    [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 1997 was 1,770,006.

Transitional Small Business Disclosure Format:

      Yes    [   ]                                    No    [ X ]

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended June 30, 1997


                                Form 10-QSB Index


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                     Unaudited Balance Sheet at June 30, 1997................1

                     Unaudited Statements of Income and Undistributed
                      Earnings for the Three Months and Six
                      Months Ended June 30, 1997 and 1996 ...................2

                     Unaudited Statements of Cash Flows for the Six
                      Months Ended June 30, 1997 and 1996....................3

                     Notes to Unaudited Financial Statements.................4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........5

PART II.          OTHER INFORMATION

Item 1.              Legal Proceedings.......................................6
Item 2.              Changes in Securities...................................6
Item 3.              Defaults Upon Senior Securities.........................6
Item 4.              Submission of Matters to a Vote of Security Holders.....6
Item 5.              Other Information.......................................6
Item 6.              Exhibits and Reports on Form 8-K........................6
                     Signatures..............................................7

                           PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                   (unaudited)
                                  June 30, 1997
             Assets

Investment in real estate
   Rental property, net of accumulated depreciation                $  8,391,113
   Timberlands                                                           24,864
                                                                     ----------
                                                                      8,415,977

Cash                                                                    101,013
Rent receivable                                                          19,354
Prepaid expense                                                           4,034
Note receivable                                                         266,661
Deferred loan expense, net of accumulated amortization                   23,919
                                                                     ----------
     Total assets                                                  $  8,830,958
                                                                    ===========

   Liabilities and Shareholders' equity

Liabilities:
   Mortgage notes payable                                          $  5,592,607
   Demand note payable                                                   95,372
   Income taxes payable                                                   2,000
   Deferred revenue                                                     159,795
   Accounts payable and accrued expenses                                 91,741
                                                                    -----------
                                                                      5,941,515
Shareholders' equity:
   Shares of beneficial interest, $1 stated value; 5,000,000 shares
     authorized; 1,770,006 shares issued and outstanding              1,770,006
   Capital surplus                                                      498,734
   Undistributed earnings                                               620,703
                                                                    -----------
                                                                      2,889,443
                                                                    -----------

     Total liabilities and shareholders' equity                    $  8,830,958
                                                                    ===========






The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                  Statements of Income and Undistributed Earnings
         For the Three Months and Six Months Ended June 30, 1997 and 1996

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       June 30,                  June 30,
                                     1997         1996         1997       1996
                                    ------       ------       ------     ------
                                      (unaudited)               (unaudited)
Income:
   Rental income               $   376,567   $  356,193   $  769,805   $ 710,293
   Other income                      6,179      362,794       22,582      13,280
                                  --------     --------     --------    --------
                                   382,746      362,794      792,387     723,573
Expenses:
   Depreciation and
     and amortization               77,067       72,113      153,544     143,270
   Interest                        119,613      109,630      227,966     219,842
   Repairs and maintenance          16,063        7,886       27,066      18,767
   Property taxes                   37,487       37,487       74,974      74,974
   General and administrative       47,463       48,399       95,270      87,871
                                  --------     --------     --------     -------
                                   297,693      275,515      578,820     544,724
                                  --------     --------     --------     -------
Income from operations              85,053       87,279      213,567     178,849
Provision for federal and state
   income taxes                     (1,000)          -        (2,000)         -
Gain on sale of real estate          1,960        1,791        3,918       3,582
                                  --------     --------     --------     -------
     Net income                     86,013       89,070      215,485     182,431

Undistributed earnings,
   beginning                       605,490      564,685      476,018     471,324

Dividends declared                  70,800       70,802       70,800      70,802
                                  --------      -------     --------     -------
Undistributed earnings,
   ending                       $  620,703   $  582,953   $  620,703   $ 582,953
                                 =========    =========    =========    ========
Net income per share of
   beneficial interest          $      .05   $      .05   $      .12   $     .10
                                 =========    =========    =========    ========






The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           1997         1996
                                                          ------       ------
                                                             (UNAUDITED)
Cash flows from operating activities:
   Net income                                          $ 215,485    $ 182,431
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation                                     150,791      140,375
        Amortization of deferred expenses                  2,753        2,896
        Gain on sale of real estate                       (3,918)      (3,582)
        (Increase) decrease in:
          Rent receivable                                 18,002       24,650
        Increase (decrease) in:
          Accounts payable and accrued expenses          (22,001)     (57,254)
          Income taxes payable                             2,000           -
                                                       ---------     --------
            Net cash provided by operating activities    363,112      289,516
                                                       ---------     --------

Cash flows from investing activities
   Property additions and improvements                   (34,125)     (27,343)
   Collections of mortgage note receivable                 8,779        7,199
                                                      ----------   ----------
             Net cash used in investing activities       (25,346)     (20,144)
                                                       ---------   ----------

Cash flows from financing activities
   Payments on mortgage notes payable                   (138,880)    (100,819)
   Net borrowings (payments) on demand
     note payable                                        (65,000)      90,000
   Payment of dividends                                 (225,677)    (256,652)
                                                       ---------   ----------
             Net cash used in financing activities      (429,557)    (267,471)
                                                       ---------   ----------
Increase (decrease) in cash                              (91,791)       1,901
Cash at beginning of period                              192,804       84,066
                                                       ---------   ----------
Cash at end of period                                $   101,013  $    86,967
                                                      ==========   ==========







The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                          Notes to Financial Statements
                                  June 30, 1997




(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)  INTERIM PERIODS

     In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Financial Condition

            There have been no changes in the Trust's liquidity or financial condition since December 31, 1996. At present, there are no large capital expenditures planned that would present a liquidity problem.

            Results of Operations - Six months ended June 30, 1997 compared to six months ended June 30, 1996.

            Income from operations for the six months ended June 30, 1997 increased approximately 18% as compared to the same period in 1996. Rental income increased 8% as a result of a number of lease renewal options being exercised at an increased base rent.

            Depreciation, interest expense and property taxes remained relatively stable in 1997 as compared to the first six months of 1996. Repairs and maintenance increased $8,300 due primarily to roof repairs on various properties during 1997.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Palmetto Real Estate Trust is a party or to which any of its property is the subject.

Item 2.     Changes in Securities

            There have been no changes in securities during the reporting period.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            A.    Exhibit Description:           27 Financial Data Schedule

            B.    Reports on Form 8-K:           None.

SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  PALMETTO REAL ESTATE TRUST


August 6, 1997                    By: /s/ Bill Franks
----------------                     ----------------
Date                                 Bill Franks
                                     Property Manager
                                    (Principal Financial and Accounting Officer)

August 6, 1997                    By: /s/ James A. Boling
----------------                     --------------------
Date                                 James A. Boling
                                     Chairman
                                     (Principal Executive Officer)