Form 10QSB
period 1997-09-30
PALMETTO REAL ESTATE TRUST
filed 1997-10-29
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                                   -----------


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR TRANSITION PERIOD FROM _______________ TO _____________ .

                          Commission file number 0-179
                                                 -----

                           PALMETTO REAL ESTATE TRUST
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

South Carolina                                  57-0405064
--------------                                  -----------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation of organization)               Identification No.)

45 Liberty Lane
Greenville, SC                            29607
---------------                           -----
(Address of principal                   (Zip Code)
executive offices)

Issuer's telephone number, including area code: (803) 233-6007
--------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    [ X ]                                    No    [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 1997 was 1,770,006.

Transitional Small Business Disclosure Format:

      Yes    [    ]                                   No    [ X ]

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                For the Quarterly Period Ended September 30, 1997

                                Form 10-QSB Index

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Unaudited Balance Sheet at September 30, 1997................ 1

             Unaudited Statements of Income and Undistributed

             Earnings for the Three Months and Nine Months Ended
               September 30, 1997 and 1996................................ 2

             Unaudited Statements of Cash Flows for the Nine Months
               Ended September 30, 1997 and 1996.......................... 3

             Notes to Unaudited Financial Statements...................... 4

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................. 5

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings............................................ 6
Item 2.      Changes in Securities........................................ 6
Item 3.      Defaults Upon Senior Securities.............................. 6
Item 4.      Submission of Matters to a Vote of Security Holders.......... 6
Item 5.      Other Information............................................ 6
Item 6.      Exhibits and Reports on Form 8-K............................. 6
             Signatures................................................... 7


The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                   (unaudited)

                               September 30, 1997

             Assets

Investment in real estate

   Rental property, net of accumulated depreciation                $  8,314,471
   Timberlands                                                           24,864
                                                                     ----------
                                                                      8,339,335

Cash                                                                     74,955
Rent receivable                                                          19,415
Prepaid expense                                                           4,034
Note receivable                                                         262,567
Deferred loan expense, net of accumulated amortization                   22,543
                                                                     ----------

     Total assets                                                  $  8,722,849
                                                                    ===========

   Liabilities and Shareholders' equity

Liabilities:

   Mortgage notes payable                                          $  5,523,231
   Income taxes payable                                                   3,000
   Deferred revenue                                                     157,836
   Accounts payable and accrued expenses                                131,186
                                                                    -----------
                                                                      5,815,253
                                                                    -----------
Shareholders' equity:

   Shares of beneficial interest, $1 stated value; 5,000,000
     shares authorized; 1,770,006 shares issued and outstanding       1,770,006

   Capital surplus                                                      498,734
   Undistributed earnings                                               638,856
                                                                    -----------
                                                                      2,907,596
                                                                    -----------
     Total liabilities and shareholders' equity                    $  8,722,849
                                                                    ===========




The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                  Statements of Income and Undistributed Earnings
      For the Three Months and Nine Months Ended September 30, 1997 and 1996

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       September 30,             September 30,
                                     1997        1996          1997        1996
                                       (unaudited)               (unaudited)
Income:                            -------      -------      -------     -------
   Rental income               $   379,374   $  351,667   $1,149,179  $1,061,960
   Other income                      6,099        6,554       28,681      19,834
                                   -------      -------      -------     -------
                                   385,473      358,221    1,177,860   1,081,794
Expenses:
   Depreciation
     and amortization               78,018       73,912      231,562     217,182
   Interest                        118,248      109,171      346,214     329,013
   Repairs and maintenance          27,007        6,744       54,073      25,511
   Property taxes                   37,487       37,487      112,461     112,461
   General and administrative       36,719       40,048      131,989     127,920
                                  --------     --------     --------     -------
                                   297,479      267,362      876,299     812,087
                                  --------     --------     --------     -------
Income from operations              87,994       90,859      301,561     269,707
Provision for federal and
  state income taxes                (1,000)          -        (3,000)         -
Gain on sale of real estate          1,958        3,581        5,876       7,164
                                  --------     --------     --------     -------
     Net income                     88,952       94,440      304,437     276,871

Undistributed earnings, beginning  620,703      582,953      476,018     471,324
Dividends declared                  70,799       70,800      141,599     141,602
                                  --------      -------     --------     -------
Undistributed earnings, ending   $ 638,856    $ 606,593    $ 638,856   $ 606,593
                                 =========    =========    =========    ========

Net income per share of
   beneficial interest           $     .05    $     .05    $     .17   $     .16
                                 =========    =========    =========    ========



The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1997            1996
                                                        -------         -------
                                                             (UNAUDITED)
Cash flows from operating activities:
   Net income                                       $   304,437     $   276,871
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                    227,433         212,838
        Amortization of deferred expenses                 4,129           4,344
        Gain on sale of real estate                      (5,876)         (7,164)
        Decrease in:
          Rent receivable                                17,941          33,525
        Increase (decrease) in:
          Accounts payable and accrued expenses          17,444         (17,682)
          Income taxes payable                            3,000              -
                                                        -------         -------
        Net cash provided by operating activities       568,508         502,732
                                                        -------         -------

Cash flows from investing activities:
   Property additions and improvements                  (34,125)       (702,447)
   Collections of mortgage note receivable               12,873          10,925
                                                        -------         -------
   Net cash used in investing activities                (21,252)       (691,522)
                                                        -------         -------

Cash flows from financing activities:
   Payments on mortgage notes payable                  (208,256)       (151,915)
   Net borrowings(payments) on demand note payable     (160,372)        761,000
   Payment of dividends                                (296,477)       (327,452)
                                                        -------         -------
   Net cash used in financing activities               (665,105)        281,633
                                                        -------         -------
Increase (decrease) in cash                            (117,849)         92,843
Cash at beginning of period                             192,804          84,066
                                                        -------         -------
Cash at end of period                                  $ 74,955        $176,909
                                                        =======         =======



The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                          Notes to Financial Statements
                               September 30, 1997

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

(2)  INTERIM PERIODS

     In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations

            Financial Condition

            There have been no changes in the Trust's liquidity or financial condition since December 31, 1996. At present, there are no large capital expenditures planned that would present a liquidity problem.

            Results of Operations - Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

            Income from operations for the nine months ended September 30, 1997 increased approximately 12% as compared to the same period in 1996. Rental income increased 8% as a result of a number of lease renewal options being exercised at an increased base rent.

            Depreciation and interest expense increased in 1997 as compared to the first nine months of 1996 in relation to the purchase of property during the fourth quarter of 1996. Repairs and maintenance increased $28,562 due primarily to glass replacement and painting on various properties during 1997.

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

            A.    Exhibit Description
                  27 Financial Data Schedule

            B.    Reports on Form 8-K:           None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PALMETTO REAL ESTATE TRUST

October 16, 1997                          By: /s/ Bill Franks
----------------                              ---------------
Date                                      Bill Franks
                                          Property Manager

                                          (Principal Financial and Accounting
                                           Officer)

October 16, 1997                          By: /s/ James A. Boling
----------------                              --------------------
Date                                      James A. Boling
                                          Chairman
                                          (Principal Executive Officer)