Form 10KSB40
period 1997-12-31
PALMETTO REAL ESTATE TRUST
filed 1998-03-17
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                          Commission File Number 0-179

                           PALMETTO REAL ESTATE TRUST
                 (Name of small business issuer in its charter)

         South Carolina                           57-0405064
         --------------                           ----------
  (State or other jurisdiction                 (I.R.S. Employer
   of incorporation of organization)            Identification No.)


45 Liberty Lane, Greenville, South Carolina           29607
------------------------------------------------      -----
 (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (864) 233-6007

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                 Shares of Beneficial Interest - $1 Par Value
                 --------------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      Yes   [X]                             No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year:         $1,580,699

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Not available

The number of shares outstanding of each of the registrant's classes of common
equity, as of March 15, 1998:  Shares of Beneficial Interest    1,770,006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1997 annual meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 1997, there are 1,770,006 shares of beneficial interest issued and outstanding.

The primary business of the Trust is the ownership, development and rental of restaurants, dry cleaning establishments, department stores, convenience food stores, grocery stores, post offices, and various other retail establishments. It is the intention of the Trust to continue to invest in profitable commercial properties for suitable tenants.

The Trust derives more than 98 percent of its gross income from rents received on leases with terms ranging up to twenty years with many including renewal options ranging from one to five years.

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

ITEM 2. PROPERTIES

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A. 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; vacant; property taxes for 1997--$2,017.

B. Ace TV Rentals, 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $32,270; three-year lease expires April 16, 1998; property taxes for 1997--$3,855.

C. Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); five-year option expired September 30, 1987, and is presently a month-to-month rental; property taxes for 1997--$4,272.

D. Dove Cleaners, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; and is vacant; property taxes for 1997--$1,895.

E. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 1997--$666,439; fifteen-year lease expires May 31, 2008; annual lease payments $112,000 for the first five years, $123,200 for the second five years, and $134,400 for the third five years; property taxes are paid by tenant.

F. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 1997--$2,304.

    PRINCIPAL TENANTS                  LEASE ARRANGEMENTS
    -----------------                  ------------------
    Andy Oxy Company, Inc.             Month-to-month  rental.  Annual base
                                       rent $15,300.

    Jaguar South                       One-year lease expires April 30, 1998.
                                       Annual base rent $9,900.

G. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 1997--$1,758,600; collateral for line of credit balance of $-0-; property taxes for 1997--$84,160.

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

    Book Rack                             Three-year lease expires December
                                          31, 1999. Annual base rent $9,180.

    The Open Book                         Five-year lease expires
                                          September 30, 2002; 16,000 square
                                          feet. Annual base rent $72,000.

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

    Mother's Love                         Lease  under   negotiation.   Annual
                                          base rent $3,960.

    Olan Mills Studio                     Five-year  lease  expires  April 30,
                                          2001. Annual base rent $6,900.

    Pleasantburg Shoe Service             Three-year  lease  expires  December
                                          31, 1998.  Annual base rent $4,800.

    Rogers Jewelers                       Month-to-month  rental.  Annual base
                                          rent $3,600.

    SharMari Hair Extraordinaire          Lease expires January 31, 1998.
                                          Annual base rent $4,740.

    PRINCIPAL TENANTS                     LEASE ARRANGEMENTS
    -----------------                     ------------------
    First State Mortgage Bankers          Month-to-month rental. Annual base
                                          rent $4,200.

    Gregory's Boutique                    Two-year lease expires March 31,
                                          1999.  Annual base rent $10,800.

    Reid Printing Co.                     Lease under negotiation.  Annual
                                          base rent $12,000.

    Fred A. Fuller Appliances             Three-year lease expires February
                                          28, 2000. Annual base rent $12,778.

    Wilson's 5(cent) to $1.00             Five-year  lease expires January 31,
                                          2000.  Annual base rent $24,600 plus
                                          4% of gross sales over $450,000.

    Branch Banking & Trust Co.            Five-year  lease  expires December
                                          31, 2003. Annual base rent $7,830.

    Nichole's                             Two-year lease expires May 31, 1998.
                                          Annual base rent $4,500.

    Novelty Shop                          Three-year lease expires March
                                          31, 2000. Annual base rent $30,120.

    A & E Enterprises                     Three-year lease expires August 31,
                                          2000. Annual base rent $54,000.

    The Great Escape                      Five-year lease expires
                                          January 31, 2000; 16,000 square feet.
                                          Annual base rent $40,000.

    Kutting Room                          Three-year lease expires September
                                          30, 2000. Annual base rent $5,452.

    Jilbril's Boutique                    Month-to-month rental.  Annual base
                                          rent $3,300.

    PRINCIPAL TENANTS                     LEASE ARRANGEMENTS
    -----------------                     ------------------
    Act II                                One-year lease expires January 31,
                                          1998. Annual base rent $5,100.

    Clyde Davis Co.                       Lease  under negotiation.  Annual
                                          base rent $12,000.

    King David Salon                      Two-year lease expires June 30,
                                          1998. Annual base rent $4,488.

    C.C. Hair & Co.                       Three-year  lease  expires  July 31,
                                          1999. Annual base rent $7,332.

    Manifest Discs & Tapes                Five-year lease expires January 31,
                                          2002. Annual base rent $52,500.

    Alpha Greenville Beauty School        Month-to-month  rental.  Annual base
                                          rent $12,780.

    India Palace Restaurant               Five-year  lease  expires  June  30,
                                          1998.  Annual base rent $12,000.

H. Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 1997--$6,349.

    PRINCIPAL TENANTS                     LEASE ARRANGEMENTS
    -----------------                     ------------------
    Mr. Curtis Hair Design                Three-year option  expires  August
                                          31, 1998.  Annual base rent $6,600.

    Filter Queen                          Three-year lease expires May 31,
                                          1999; 1,000 square feet. Annual base
                                          rent $5,610.

    Check World                           Three-year lease expires May 31,
                                          2000. Annual base rent $7,392.

    J. Michael's                          Three-year  lease expires August 31,
                                          1999. Annual base rent $6,744.

    Jay Mac Photography                   Three-year  lease expires August 31,
                                          1998.   Annual base rent $5,940.

    ABC Title Loans, Inc.                 One-year  lease expires  October 31,
                                          1998. Annual base rent $5,700.

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

J. BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $56,100; fifteen-year lease expires June 30, 2001; property taxes paid by tenant.

K. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 1997--$1,952.

    PRINCIPAL TENANTS                     LEASE ARRANGEMENTS
    -----------------                     ------------------
    Borderlands                           Three-year lease expires December 31,
                                          1999. Annual base rent $9,900.

    Family Alteration Shop                Three-year  lease  expires April 30,
                                          1998.  Annual base rent $5,808.

    Before-N-After                        Salon Three-year lease expires May
                                          31, 2000. Annual base rent - $6,600.

L. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $29,700; three-year lease expires July 14, 1997; property taxes paid by tenant.

M. Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; seven-year lease expires April 30, 2001; annual base rent $27,000 for the first four years and $30,000 for the last three years.

N. CV Dynamics/CV Master, 544 North Church Street, Spartanburg, South Carolina; block and masonry building; approximately 3,500 square feet; acquired in 1994; no mortgages or liens, annual base rent $19,800, ten-year lease expires May 31, 2007; property taxes paid by tenant.

O. Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $34,800; six-year lease expires April 14, 2000; property taxes paid by tenant.

P. Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; mortgage balance at December 31, 1997 - $448,200; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

Q. Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; mortgage balance as of December 1997 - $400,200; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

R. Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 1997 - $2,178,024; annual base rent $50,000; three-year lease expires March 31, 2000; property taxes for 1997--$33,403.

    PRINCIPAL TENANTS                     LEASE ARRANGEMENTS
    -----------------                     ------------------
    All Tune & Lube                       Five-year lease expires
                                          January 17, 1999; 7,500 square feet.
                                          Annual base rent $41,448.

    American General Finance              Three-year  lease  expires  May  31,
                                          1998.  Annual base rent $22,200.

    Blockbuster Video                     Video rental.   Seven-year lease
                                          expires June 30, 1998;  6,400 square
                                          feet. Annual base rent $75,200.

    Brenda's Boutique                     Three-year lease expires October 31,
                                          1999. Annual base rent $10,200.

    Foremost Insurance                    Three-year lease expires August 31,
                                          1998. Annual base rent is $6,800.

    Hardee's Restaurant                   Fifteen-year lease expires December
                                          30, 2004. Annual base rent $22,200.

    Harvey's Family Restaurant            Month-to-month rental; 4,788 square
                                          feet. Annual base rent $14,400.

    Little Caesars Pizza                  Five-year lease expires  May  14,
                                          2000.  Annul base rent $17,100.

    Impressions                           Three-year lease expires April 30,
                                          1999. Annual base rent $8,100.

    On Deck Circle                        Three-year  lease  expires  May  14,
                                          1998.  Annual base rent $8,100.

    Grand Computers                       Three-year lease expires March 31,
                                          1999.  Annual base rent $8,100.

    Great Wall                            Five-year lease expiring October 31,
                                          2001.  Annual base rent $19,200.

    TCBY Yogurt Five-year lease expires January 31, 2000. Annual base rent $21,600.

    Willis ChiroMed                       Three-year lease expires October 31,
                                          1998. Annual base rent $9,000.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1997.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 1997, was 1,193.

Dividend data and price range for the years 1997 and 1996 follows:

DIVIDENDS - The dividends declared quarterly in 1997 and 1996 are as follows:

                                                                         PER
    1997                                                   TOTAL         SHARE
                                                           -----         -----
    First Quarter                                        $  71,178        .04
    Second Quarter                                          70,800        .04
    Third Quarter                                           70,800        .04
    Fourth Quarter                                         222,225       .125
                                                           -------       ----
                                                          $435,003       .245

                                                                         PER
    1996                                                   TOTAL         SHARE
                                                           -----         -----
    First Quarter                                        $  70,801         .04
    Second Quarter                                          70,801         .04
    Third Quarter                                           70,800         .04
    Fourth Quarter                                         154,500        .087
                                                           -------        ----
                                                          $366,902        .207

MARKET - There is no active market for the trading of the Trust's shares of beneficial interest besides the trading between shareholders and repurchase of shares by the Trust.

The Trust expects to continue its policy of paying regular quarterly cash dividends, although there is no assurance as to future dividend amounts since they are dependent on future earnings and the financial condition of the Trust.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations.

FINANCIAL CONDITION
-------------------
During 1997, the financial condition of the Trust remained relatively stable.

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

RESULTS OF OPERATIONS
---------------------
Rental income has increased by approximately 7.6% in 1997 as a result of a number of the lease renewal options being exercised at an increased base annual rent compared to a 30% increase in 1996 which resulted from the Trust acquiring new rental properties in the third and fourth quarters of 1996. The Trust intends to continue to invest in profitable income-producing properties which will command long-term leases.

Depreciation, interest expense and property taxes during 1997 reflected no significant change in comparison to 1996. General and administrative expenses, which include commissions, increased 9.6% during 1997. Repairs and maintenance increased $42,000 due primarily to roof repairs on various properties during 1997.

The gain of $7,000 recognized during 1997 relates to the deferred gain on sale of property in prior years.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquid asset of the Trust is cash. Cash provided by operating activities was $700,456 in 1997 and $599,271 in 1996. The cash provided was used for capital expenditures, repayment of debt and payment of dividends. The Trust showed cash consumed during 1997 of $124,280, as compared to cash provided in 1996 of $108,738.

Because it holds noncancelable leases with most of its tenants, the Trust is reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within the next year are being negotiated and management does not expect a significant negative impact on liquidity. At the date of filing, there are no significant vacant properties. Known future commitments of the Trust include the repayment of its debt and certain noncancelable operating leases, both of which are described in the financial statements filed as part of this report. Past capital acquisitions and improvements have been financed through funds provided from operations and the incurrence of long-term debt with the exception of the acquisition of the Transit Drive property acquired in 1991 and the acquisition of the East Blackstock Road and North Church Street properties acquired in 1994, which were financed through borrowings under a short-term line of credit. Future capital expenditures are contingent upon the availability of funds as determined by the board of trustees. Dividend payments to shareholders are discretionary and require the board of trustees' approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

The Trust has established a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related to Year 2000 issue. The Trust has purchased software updates from its sole date processing company regarding their Year 2000 plans and compliance. The Trust has a reasonable basis to conclude that the Year 2000 issues will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

As with all businesses, inflation has an effect on the operations of the Trust, particularly with maintenance costs and property taxes. The Trust is attempting to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

ITEM 7. FINANCIAL STATEMENTS
        --------------------
The report of the Independent Auditors and financial statements are listed under Item 13(A)(1) herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.
        ---------------------------------------------------------------

                                 PART III

ITEM 9.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
         -------------------------------------------------
ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
The information called for by Items 9, 10, 11 and 12 has been omitted because the registrant will file with the SEC not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. Such information is hereby incorporated by reference from registrant's definitive proxy statement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

A.  (1)  FINANCIAL STATEMENTS
         --------------------
         Balance Sheet--December 31, 1997

         Statements of Income--Years Ended December 31, 1997 and 1996

         Statements of Shareholders' Equity--Years Ended December 31, 1997 and 1996

         Statements of Cash Flows--Years Ended December 31, 1997 and 1996

         Notes to Financial Statements

    (2) Schedules to the financial statements have been omitted as the required information is inapplicable.

B. REPORTS ON FORM 8-K - None.
   ---------------------------
C. EXHIBITS - None.
   ----------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PALMETTO REAL ESTATE TRUST

Date:  February 27, 1998                  by: /s/ James A. Boling
      -------------------------              --------------------
                                             James A. Boling
                                             Chairman of the Board of Trustees

    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                      TITLE                   DATE
    ----------                      -----                   ----
/s/ William J. Ables                President            February 27, 1998
--------------------                                     -----------------
William J. Ables

/s/ Melvin K. Younts                Secretary/Treasurer  February 27, 1998
--------------------                                     -----------------
Melvin K. Younts

/s/ Welch M. Bostick, Jr.           Trustee              February 27, 1998
-------------------------                                -----------------
Welch M. Bostick, Jr.

/s/ C. Laney Younts                 Trustee              February 27, 1998
-------------------                                      -----------------
C. Laney Younts

/s/ Gary S. Thompson, Jr.           Trustee              February 27, 1998
-------------------------                                -----------------
Gary S. Thompson, Jr.

/s/ Hunter Howard, Jr.              Trustee              February 27, 1998
----------------------                                   -----------------
Hunter Howard, Jr.

/s/ R. Riggie Ridgeway              Trustee              February 27, 1998
----------------------                                   -----------------
Riggie Ridgeway

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Palmetto Real Estate Trust

We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 1997, and the related statements of income, shareholders' equity and cash flows for the two years ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust at December 31, 1997, and the results of its operations and its cash flows for the two years ended December 31, 1997 in conformity with generally accepted accounting principles.

Greenville, South Carolina                      /s/ CRISP HUGHES EVANS LLP
January 9, 1998

                           PALMETTO REAL ESTATE TRUST

                                  Balance Sheet

                                December 31, 1997

                                     ASSETS
                                     ------
Real estate investments, at cost:

  Rental property, net of accumulated depreciation                $ 8,283,911
  Timberlands                                                          24,864
                                                                    ---------
       Total real estate investments                                8,308,775

Other assets:

  Cash                                                                 68,524
  Rent receivable                                                      43,011
  Notes receivable                                                    258,384
  Deferred loan expense, net of accumulated amortization               21,166
                                                                      -------
       Total other assets                                             391,085
                                                                   ----------
       Total assets                                               $ 8,699,860
                                                                   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:

  Mortgage notes payable                                          $ 5,451,470
  Accounts payable and accrued expenses                               123,396
  Dividends payable                                                   222,225
  Deferred revenue                                                    155,877
                                                                    ---------
       Total liabilities                                            5,952,968

Shareholders' equity:
  Shares of beneficial interest, $1 par value;
    5,000,000 shares authorized; 1,770,006 shares
    issued and outstanding                                          1,770,006
  Capital surplus                                                     498,734
  Undistributed earnings                                              478,152
                                                                    ---------
       Total shareholders' equity                                   2,746,892
                                                                   ----------
       Total liabilities and shareholders' equity                 $ 8,699,860
                                                                   ==========

See accompanying notes to financial statements.

                           PALMETTO REAL ESTATE TRUST

                              Statements of Income

                     Years Ended December 31, 1997 and 1996

                                                       1997             1996
                                                       ----             ----
Income:

  Rental income                                    $1,546,026       $ 1,435,868
  Other income                                         34,673            30,412
                                                     --------         ---------
     Total income                                   1,580,699         1,466,280
                                                    ---------         ---------

Expenses:

  Depreciation and amortization                       263,499           281,689
  Interest                                            469,437           457,123
  Repairs and maintenance                              75,936            33,825
  Property taxes                                      142,504           146,211
  General and administrative                          195,699           178,520
                                                     --------         ---------
    Total expenses                                  1,147,075         1,097,368
                                                    ---------         ---------
  Income from operations before income taxes          433,624           368,912

  Income tax expense                                    4,700             4,100
                                                     --------         ---------
  Income from operations                              428,924           364,812

  Gain on sale of real estate                           7,835             7,163
                                                     --------         ---------
   Net income                                      $  436,759       $   371,975
                                                    =========        ==========

Basic earnings per share of beneficial interest    $    0.246       $     0.210
                                                    =========        ==========





See accompanying notes to financial statements.


PAGE

                           PALMETTO REAL ESTATE TRUST

                       Statements of Shareholders' Equity

                     Years Ended December 31, 1997 and 1996

                                     SHARES OF
                                BENEFICIAL INTEREST
                                   $1 PAR VALUE        CAPITAL   UNDISTRIBUTED
                                SHARES      AMOUNT     SURPLUS     EARNINGS      TOTAL
                               --------    --------   ---------    --------    ---------
Balance at December 31, 1995  1,770,006  $1,770,006    $498,734   $ 471,323   $2,740,063

Net income                           -           -           -      371,975      371,975

Distribution to shareholders         -           -           -     (366,902)    (366,902)
                              ---------    --------    --------    --------    ---------
Balance at December 31, 1996  1,770,006   1,770,006     498,734     476,396    2,745,136

Net income                           -           -           -      436,759      436,759

Distribution to shareholders         -           -           -     (435,003)    (435,003)
                              ---------    --------    --------    --------    ---------
Balance at December 31, 1997  1,770,006  $1,770,006    $498,734   $ 478,152   $2,746,892
                              =========   =========     =======    ========    =========



See accompanying notes to financial statements.

                           PALMETTO REAL ESTATE TRUST

                            Statements of Cash Flows

                     Years Ended December 31, 1997 and 1996

                                                       1997             1996
                                                       ----             ----
Cash from operating activities:
 Net income                                        $  436,759       $   371,975
 Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation expense                              257,993           255,330
    Amortization of deferred expenses                   5,506            26,359
    Gain on sale of real estate                        (7,835)          (7,163)
 (Increase) decrease in:
     Rent receivable                                   (5,655)           10,344
     Prepaid expense                                    4,034           (3,166)
     Deferred loan expense                                -            (24,689)
  Increase (decrease) in:
     Accounts payable and accrued expenses              9,654          (29,719)
                                                     --------         ---------
  Net cash provided by operating activities           700,456           599,271
                                                     --------         ---------

Cash from investing activities:
 Property additions and improvements                  (34,125)        (709,451)
 Collections of mortgage notes receivable              17,056            14,739
                                                     --------         ---------
       Net cash used in investing activities          (17,069)        (694,712)
                                                     --------         ---------

Cash from financing activities:
 Payments on demand note payable                     (160,372)        (119,628)
 Principal payments on long-term debt                (280,017)      (3,072,940)
 Proceeds from long-term debt                            -            3,794,999
 Payment of dividends                                (367,278)        (398,252)
                                                     --------         ---------
 Net cash provided by (used in) financing activities (807,667)          204,179
                                                     --------         ---------
Net increase (decrease) in cash                      (124,280)          108,738
Cash at beginning of year                             192,804            84,066
                                                     --------         ---------
Cash at end of year                                $   68,524       $   192,804
                                                    =========        ==========


Supplemental disclosures of cash flow information:
  Cash paid during the year:
  Interest                                         $  469,437       $   457,123
                                                    =========        ==========
  Income taxes                                     $    6,209       $     8,134
                                                    =========        ==========
Non cash transactions
 Debt refinancing                                  $     -          $ 4,015,000
                                                    =========        ==========

                           PALMETTO REAL ESTATE TRUST

                          Notes to Financial Statements

                                December 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - Palmetto Real Estate Trust ("the Trust") has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

    Investments in Rental Property - Investments in rental property are recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

    In March 1995, the FASB issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust adopted the Statement in the first quarter of 1996 and the adoption did not have any material effect.

    Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Deferred loan costs at December 31, 1997 amounted to:

      Deferred loan costs                                         $  29,039
      Accumulated amortization                                        7,873
                                                                    -------
                                                                  $  21,166

    Basic Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 1997 and 1996.

PALMETTO REAL ESTATE TRUST           NOTES TO FINANCIAL STATEMENTS (continued)

    Income Taxes -The Trust files its tax returns under Sections 856-858 of the Internal Revenue Code and the applicable state laws as a real estate investment trust, and makes distributions to its shareholders of its real estate trust taxable income. As a qualified real estate investment trust, distribution of the Trust's taxable income and capital gains are taxed at the shareholder level. The Trust is required to distribute at least 95% of its taxable income other than capital gains to maintain its tax status. To avoid additional excise tax, an amount equal to the sum of 85% of ordinary income and 95% of capital gains must be distributed in the year it is earned. Differences in income for financial reporting and tax reporting result from utilization of different methods of calculating depreciation and differences in reporting gains on the sale of real estate.

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

    Revenue Recognition - Minimum rental income is recognized on a straight-line basis over the term of each lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes and insurance. All rent and other receivables from tenants are due from commercial building tenants located in the properties.

PALMETTO REAL ESTATE TRUST           NOTES TO FINANCIAL STATEMENTS (continued)


2.  INVESTMENT IN RENTAL PROPERTY AND GAIN ON SALE OF REAL ESTATE

                                                         COSTS CAPITALIZED
                      INITIAL COST TO COMPANY         SUBSEQUENT TO ACQUISITION
                      -----------------------         -------------------------
BUILDING AND                       CARRYING
  DESCRIPTION         ENCUMBRANCES   LAND   IMPROVEMENTS IMPROVEMENTS    COST
-------------         ------------ -------- ------------ ------------  --------
Aiken, SC             $         -  $ 24,500  $    33,123  $    1,350   $  1,350
Cateran Family Restaurant-
  Greenville, SC                -    20,000       90,004          -          -
Reidville Road Brake and Car
  Wash--Spartanburg, SC         -    10,000       39,820          -          -
Enigma Spinx--
  Greenville, SC           666,439  350,000      670,000          -          -
Venture Park--Greenville, SC    -    11,000       81,017       3,125      3,125
Pleasantburg Shopping Center--
  Greenville, SC         1,758,600  977,759    1,739,570   1,245,043  1,245,043
Wade Hampton Property--
  Greenville, SC                -    40,000      200,000      18,282     18,282
Willard Oil Property--
  Spartanburg, SC               -    55,984       79,140          -          -
BP Oil--Greenville, SC          -   100,000      328,736          -          -
Laurens Road Property--
  Greenville, SC                -    16,235       82,261       3,656      3,656
Transit Drive--Greenville, SC   -    50,000      175,000      19,213     19,213
Ace TV Rentals--Greenville, SC  -    50,000      160,000          -          -
Lesco--Greer, SC                -    30,000      200,000          -          -
Tireama--Spartanburg, SC        -    26,000      234,000          -          -
CV Master--Spartanburg, SC      -    18,000      162,000      20,485     20,485
Atlas Services--
  Columbia, SC             448,197   75,000      670,000          -          -
Taylors Point Shopping Center--
  Greenville, SC         2,178,024  500,000    2,300,000          -          -
Atlas Services--
  Mauldin, SC              400,210   50,000      621,000          -          -
Other                           -        -            -      104,443    104,443
                         ---------  -------    ---------     -------    -------
                        $5,451,470 $2,404,478 $7,865,671  $1,415.597 $1,415,597
                         =========  ========   =========   =========  =========


(1)  Construction date unavailable


PAGE

PALMETTO REAL ESTATE TRUST           NOTES TO FINANCIAL STATEMENTS (continued)

                                                                           LIFE ON WHICH
        GROSS AMOUNT AT WHICH                                              DEPRECIATION IN
        CARRIED AT CLOSE OF PERIOD                                         LATEST INCOME
             BUILDING AND              ACCUMULATED  DATE OF      DATE      STATEMENT IS
     LAND    IMPROVEMENTS     TOTAL    DEPRECIATION CONSTRUCTION ACQUIRED  COMPUTED
    ------    ---------     --------     --------     -------    -------    -----
 $  24,500    $  34,473    $  58,973    $  33,109       1966       1965       33
    20,000       90,004      110,004       84,604       1966       1974       25
    10,000       39,820       49,820       39,820       1970       1970       25
   350,000      670,000    1,020,000      188,717        (1)       1993    31/15
    11,000       84,142       95,142       44,954       1977       1979       25
   977,759    2,984,613    3,962,372    2,197,528       1965       1976       31
    40,000      218,282      258,282      118,343       1982       1983       25
    55,984       79,140      135,124       24,182       1993       1993       15
   100,000      328,736      428,736      275,069       1985       1986       25
    16,235       85,917      102,152       26,582       1973       1988       31
    50,000      194,213      244,213       41,353        (1)       1991       31
    50,000      160,000      210,000       28,783        (1)       1992       31
    30,000      200,000      230,000       17,917       1994       1994       39
    26,000      234,000      260,000       19,013        (1)       1994       39
    18,000      182,485      200,485       13,760        (1)       1994    39/20
    75,000      670,000      745,000       37,688       1995       1995       40
   500,000    2,300,000    2,800,000      119,792       1990       1995       40
    50,000      621,000      671,000       20,700       1996       1996       40
        -       104,443      104,443       69,921         -      Various       7
   -------    ---------    ---------    ---------       ----     -------   -----
$2,404,478   $9,281,268  $11,685,746   $3,401,835
 =========    =========   ==========    =========

    The aggregate cost and accumulated depreciation for federal income tax purposes is $11,197,225 and $3,437,419 at December 31, 1997, respectively.

    Activity in the Trust's investment in real estate for the two years in the period ended December 31, 1997, is summarized as follows:

                                                      YEAR ENDED DECEMBER 31
                                                       1997             1996
                                                       ----             ----
    Investment in Real Estate
    -------------------------
    Balance at beginning of year                  $11,655,593      $10,946,142

    Acquisitions                                       34,125          709,451
    Cost of property sold                              (3,972)              -
                                                    ---------       ----------
    Balance at end of year                        $11,685,746      $11,655,593
                                                   ==========       ==========

    Accumulated Depreciation
    ------------------------
    Balance at beginning of year                  $ 3,147,814      $ 2,892,484

    Depreciation expense                              257,993          255,330
    Accumulated depreciation on property disposed      (3,972)              -
                                                    ---------        ---------

    Balance at end of year                        $ 3,401,835      $ 3,147,814
                                                   ==========       ==========

    In September 1994, the Trust sold property located at 201 North Cedar Street in Summerville, South Carolina (Piggly Wiggly) with a net book value of $83,972 for $262,944. The entire sale was financed by the Trust (See
    Note 3). The buyer's initial investment did not meet the criteria specified in FASB 66 for recognition of the gain by the full accrual method, accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. Gain in the amount of $7,835 and $7,163 was recognized for 1997 and 1996, respectively, based on payments received on the note receivable. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. The Trust acquired property on East Blackstock Road and North Church Street (Tireama, Inc.) in Spartanburg, South Carolina, as part of this exchange.

3.  MORTGAGE NOTE RECEIVABLES

    The Trust received a $50,000 mortgage note receivable in connection with the sale of its Charlotte property (J.R. Auto Sales) in 1992, which bears interest at 10% and is payable in monthly installments of $661, including interest through October 2002. The carrying amount of the mortgage note receivable was $30,292 at December 31, 1997.

    In addition, the Trust received a $262,944 mortgage note receivable in connection with the sale of its Summerville property (Piggly Wiggly) in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $228,092 at December 31, 1997.

4.  MORTGAGE NOTES PAYABLE

Long-term debt at December 31, 1997, consists of the following:

Term note payable in monthly payments based on
a variable interest rate through November 2001,
at 2.50% above the London Interbank Offered Rate
(8.46% at December 31, 1997); final balloon payment
due December 2001; collateralized by four rental
properties located in South Carolina.                             $ 1,758,600

Term note payable in monthly payments based on a
variable interest rate through November 2001, at
2.50% above the London Interbank Offered Rate
(8.46% at December 31, 1997); final balloon payment
due December 2001; collateralized by four rental
properties located in South Carolina.                                 666,439

Term note payable in monthly payments based on a
variable interest rate through November 2001, at
2.50% above the London Interbank Offered Rate
(8.46% at December 31, 1997); final balloon payment
due December 2001; collateralized by four rental
properties located in South Carolina.                                 400,210

Term note payable in monthly payments of $20,660
including interest through September 2000, at a
fixed rate of 8.2%, final balloon payment due October
2000, collateralized by the rental property located on
Wade Hampton Boulevard, Greenville, South Carolina.                 2,178,024

Term note payable in monthly payments based on a
variable interest rate through November 2001, at
2.50% above the London Interbank Offered Rate
(8.46% at December 31, 1997); final balloon payment
due December 2001; collater-alized by four rental
properties located in South Carolina.                             $   448,197
                                                                    ---------
                                                                  $ 5,451,470
                                                                    =========

    Future maturities of debt are as follows:

      YEAR
      ----
      1998                                                 $   316,451
      1999                                                     342,759
      2000                                                   2,310,975
      2001                                                   2,481,285
                                                             ---------
                                                           $ 5,451,470
                                                             =========

    The debt has certain restrictive covenants pertaining to cash flows margin before dividends, cash flow margin after dividends, and debt to worth ratio. As of December 31, 1997, the Trust was not in compliance with all restrictive covenants, but received a waiver for events of noncompliance.

5.  DEMAND NOTE PAYABLE

    The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $500,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at 2.50% above the London Interbank Offered Rate (8.46% at December 31, 1997) and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 1997, there was no outstanding balance under the line of credit. During 1997, the maximum borrowing outstanding on the line of credit was approximately $160,372.

6.  FINANCIAL INSTRUMENTS

    Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes receivable and payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The Trust estimates the fair value of these items to be the same as their carrying value.

                                                      Carrying     Estimated
                                                       Value       Fair Value
                                                      ----------    ----------
        Notes receivable                             $   258,384   $   258,384
                                                      ==========    ==========

        Notes payable                                $ 5,451,470   $ 5,451,470
                                                      ==========    ==========


7.  LONG-TERM RENTAL LEASES

    The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

      Year                                                         Annual Base
      ----                                                         -----------
      1998                                                        $  1,300,557
      1999                                                           1,037,668
      2000                                                             722,508
      2001                                                             543,946
      2002                                                             408,381
      Thereafter                                                     1,301,015
                                                                     ---------
                                                                   $ 5,314,075
                                                                     =========

    Certain of the leases contain rentals contingent upon annual sales of the tenants and have renewal options for periods from one to five years. Contingent rentals recorded were approximately $17,000 for 1997 and 1996, respectively. Leases with renewal options generally contain escalation clauses.

8.  DISTRIBUTIONS TO SHAREHOLDERS

    Cash dividends of $367,278 and $398,252 were paid during the years ended December 31, 1997 and 1996, respectively. All distributions are distributions of earnings and not a return of capital.

9.  RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1997 and 1996, the Trust participated in transactions with several related parties including primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

    The following summarizes transactions with affiliates for the years ending December 31:
                                                  1997                1996
                                                  ----                ----
 Rental income                               $    81,900        $    81,900
 Repairs and maintenance                           5,400              5,400
 General and administrative expenses              33,775             30,525

    The Trust leases one property to a company affiliated with one of its largest shareholders for a base rental of $6,475 per month, under the terms of two separate lease agreements which expire in January 1999.

10. LEASES

    At December 31, 1997, the Trust was obligated under noncancelable operating leases for the following future minimum lease payments:

        1998                                              $11,022

    Lease expense for each of the years ended December 31, 1997 and 1996 was $11,022.

11. INCOME TAXES

    The difference between income from operations before income taxes and taxable income is as follows:

                                                       1997             1996
                                                       ----             ----
    Income before income taxes                    $  441,459       $   376,075
    Differences:
       Gain on sale of real estate                    (7,835)           (7,163)
       Depreciation                                   20,809            15,003
       Dividends paid deduction                     (436,630)         (366,902)
       Other                                           5,178             2,152
                                                    --------         ---------
          Taxable income                          $   22,981       $    19,165
                                                   =========        ==========

   The following is a reconciliation between the Trust's undistributed earnings for financial reporting purposes and income tax purposes:

                                                       1997             1996
                                                       ----             ----
    Undistributed earnings, as reported           $  478,152       $   476,396
    Difference in carrying amount of real
       estate investments                           (435,804)         (449,762)
                                                    --------         ---------
 Undistributed earnings for income tax purposes   $   42,348       $    26,634
                                                   =========        ==========

   The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes and cumulative effect adjustment are reconciled as follows:

                                                    1997              1996
                                                    ----              ----
Income taxes at the statutory rate            $    7,900       $     6,500
State taxes net of federal benefits                1,200             1,100
Surtax exemption                                  (4,400)           (3,800)
                                                --------         ---------
                                              $    4,700       $     4,100
                                               =========        ==========