Form 10QSB
period 1998-03-31
PALMETTO REAL ESTATE TRUST
filed 1998-05-06
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR TRANSITION PERIOD FROM _______________ TO ______________ .

                    Commission file number    0-179
                                              -----

                       PALMETTO REAL ESTATE TRUST
                       --------------------------
   (Exact name of small business issuer as specified in its charter)

South Carolina                        57-0405064
--------------                        ----------
(State or other jurisdiction         (I.R.S. Employer
of incorporation of organization)      Identification No.)

45 Liberty Lane
Greenville, SC                        29607
--------------                        -----
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

Yes    [ X ]              No  [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 1998 was 1,770,006.

Transitional Small Business Disclosure Format:

 Yes    [    ]            No  [ X ]

                     PALMETTO REAL ESTATE TRUST
                   Quarterly Report on Form 10-QSB
            For the Quarterly Period Ended March 31, 1998


                           Form 10-QSB Index


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Balance Sheet at  March 31, 1998 . . . . . . 1

            Unaudited Statements of Income and Undistributed
            Earnings for the Three Months Ended
            March 31, 1998 and 1997. . . . . . . . . . . . . . . . 2

            Unaudited Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and 1997 . . . . . . . . . 3

            Notes to Unaudited Financial Statements. . . . . . . . 4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . 5


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . .  6
Item 2.     Changes in Securities . . . . . . . . . . . . . . . .  6
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . .  6
Item 4.     Submission of Matters to a Vote of Security Holders .  6
Item 5.     Other Information . . . . . . . . . . . . . . . . . .  6
Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . .  6
            Signatures  . . . . . . . . . . . . . . . . . . . . .  7

                        PALMETTO REAL ESTATE TRUST
                             Balance Sheet
                              (unaudited)
                             March 31, 1998
  Assets
  ------
Investment in real estate
  Rental property, net of accumulated depreciation        $8,219,783
  Timberlands                                                 24,864
                                                           ---------
                                                           8,244,647

Cash                                                          69,335
Rent receivable                                               32,125
Prepaid expense                                                7,000
Note receivable                                              254,518
Deferred loan expense, net of accumulated amortization        19,790
                                                            --------
Total assets                                              $8,627,415
                                                           =========

  Liabilities and Shareholders' equity
  ------------------------------------
Liabilities:
Mortgage notes payable                                    $5,377,192
Demand notes payable                                         165,000
Income taxes payable                                           1,000
Deferred revenue                                             153,735
Accounts payable and accrued expenses                         70,000
                                                           ---------
                                                           5,766,927
Shareholders' equity:
Shares of beneficial interest, $1 stated value;
 5,000,000 shares authorized; 1,770,006 shares
 issued and outstanding                                    1,770,006
Capital surplus                                              498,734
Undistributed earnings                                       591,748
                                                           ---------
                                                           2,860,488
                                                           ---------
Total liabilities and shareholders' equity                $8,627,415
                                                           =========



The accompanying notes are an integral part of these financial statements.

                        PALMETTO REAL ESTATE TRUST
               Statements of Income and Undistributed Earnings
              For the Three Months Ended March 31, 1998 and 1997


                                                      THREE MONTHS ENDED
                                                          March 31,
                                                       1998        1997
Income:                                               ------      ------
Rental income                                       $396,105    $393,238
Other income                                           5,646      16,403
                                                     -------     -------
                                                     401,751     409,641

Expenses:
Depreciation and amortization                         65,504      76,477
Interest                                             126,367     108,353
Repairs and maintenance                               10,824      11,003
Property taxes                                        39,352      37,487
General and administrative                            47,250      47,807
                                                     -------     -------
                                                     289,297     281,127
                                                     -------     -------
Income from operations                               112,454     128,514
Provision for federal and state income taxes          (1,000)     (1,000)
Gain on sale of real estate                            2,142       1,958
                                                     -------     -------
Net income                                           113,596     129,472
                                                     =======     =======


Undistributed earnings, beginning                    478,152     476,396
Dividends declared                                        -          380
                                                     -------     -------
Undistributed earnings, ending                      $591,748    $605,488
                                                     =======     =======


Basic earnings per share of beneficial interest         $.06        $.07


The accompanying notes are an integral part of these financial statements.

                         PALMETTO REAL ESTATE TRUST
                          Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1998         1997
                                                      ------       ------
                                                          (UNAUDITED)
Cash flows from operating activities:
Net income                                          $113,596     $129,472

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                      64,128       75,101
    Amortization of deferred expenses                  1,376        1,376
    Gain on sale of real estate                       (2,142)      (1,958)

    (Increase) decrease in:
      Rent receivable                                 10,888        5,672
      Prepaid expense                                 (7,000)          -

    Increase (decrease) in:
      Accounts payable and accrued expenses          (53,396)     (54,342)
      Income taxes payable                             1,000        1,000
      Dividends payable                                   -      (154,500)
                                                     -------      -------
  Net cash provided by operating activities          128,448        1,821
                                                     -------      -------

Cash flows from investing activities
  Collections of mortgage note receivable              3,866        4,785

Cash flows from financing activities
  Payments on mortgage notes payable                 (74,278)     (70,706)
  Borrowings on demand note payable                  165,000      (65,000)
  Payment of dividends                              (222,225)        (380)
                                                     -------      -------
Net cash used in financing activities               (131,503)    (136,086)
                                                     -------      -------

Increase (decrease) in cash                              811     (129,480)
Cash at beginning of period                           68,524      192,804
                                                     -------      -------
Cash at end of period                               $ 69,335     $ 63,324
                                                     =======      =======

The accompanying notes are an integral part of these financial statements.

                         PALMETTO REAL ESTATE TRUST
                        Notes to Financial Statements
                               March 31, 1998




(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)  INTERIM PERIODS

     In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         The Trust is in the process of refinancing its long term debt as of the date of the filing of this report. There have been no other changes in the Trust's liquidity or financial condition since December 31, 1997. At present, there are no large capital expenditures planned that would present a liquidity problem.

         Results of Operations - Three months ended March 31, 1998 compared to three months ended March 31, 1997.

         Income from operations for the three months ended March 31, 1998 decreased approximately 12% as compared to the same period in 1997. Rental income remained relatively stable.

         Interest expense increased in 1998 as compared to the first three months of 1997 in relation to discount points paid for the pending refinancing of long term debt. Depreciation expense decreased as a result of property being fully depreciated during 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Palmetto Real Estate Trust is a party or to which any of its property is the subject.

Item 2.  Changes in Securities
         ---------------------
         There have been no changes in securities during the reporting period.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.   Exhibit Description      27 Financial Data Schedule

         B. Reports on Form 8-K:      None.

SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PALMETTO REAL ESTATE TRUST


April 30, 1998                     By: /s/ Bill Franks
--------------                         ---------------
Date                               Bill Franks
                                   Property Manager
                                  (Principal Financial and Accounting Officer)


April 30, 1998                     By: /s/ James A. Boling
--------------                     -----------------------
Date                               James A. Boling
                                   Chairman
                                  (Principal Executive Officer)