Form 10QSB
period 1998-06-30
PALMETTO REAL ESTATE TRUST
filed 1998-08-10
CIK 75894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

      Yes    [ X ]                                    No    [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 1998 was 1,770,006.

Transitional Small Business Disclosure Format:

      Yes    [    ]                                   No    [ X ]

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended June 30, 1998

                                Form 10-QSB Index

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                     Unaudited Balance Sheet at June 30, 1998................1

                     Unaudited Statements of Income and Undistributed
                        Earnings for the Three Months and Six Months
                        Ended June 30, 1998 and 1997.........................2

                     Unaudited Statements of Cash Flows for the Six
                        Months Ended June 30, 1998 and 1997..................3

                     Notes to Unaudited Financial Statements.................4

Item 2.           Management's Discussion and Analysis of

                     Financial Condition and Results of Operations...........5

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..........................................6
Item 2.           Changes in Securities......................................6
Item 3.           Defaults Upon Senior Securities............................6
Item 4.           Submission of Matters to a Vote of Security Holders........6
Item 5.           Other Information..........................................6
Item 6.           Exhibits and Reports on Form 8-K...........................6
                  Signatures.................................................7

                           PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                   (unaudited)
                                  June 30, 1998

             Assets
             ------
Investment in real estate

   Rental property, net of accumulated depreciation                $  8,157,261
   Timberlands                                                           24,864
                                                                     ----------
                                                                      8,182,125

Cash                                                                    159,121
Rent receivable                                                          26,753
Note receivable                                                         221,931
Deferred loan expense, net of accumulated amortization                   16,410
                                                                     ----------
        Total assets                                               $  8,606,340
                                                                    ===========

   Liabilities and Shareholders' equity
   ------------------------------------
Liabilities:

   Mortgage notes payable                                          $  5,465,000
   Income taxes payable                                                   2,000
   Deferred revenue                                                     151,592
   Accounts payable and accrued expenses                                103,380
                                                                    -----------
                                                                      5,721,972

Shareholders' equity:

   Shares of beneficial interest, $1 stated value; 5,000,000 shares
     authorized; 1,770,006 shares issued and outstanding              1,770,006

   Capital surplus                                                      498,734
   Undistributed earnings                                               615,628
                                                                      ---------
                                                                      2,884,368
                                                                      ---------
        Total liabilities and shareholders' equity                 $  8,606,340
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                  Statements of Income and Undistributed Earnings
         For the Three Months and Six Months Ended June 30, 1998 and 1997

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                             1998         1997         1998         1997
                             ----         ----         ----         ----
Income:
   Rental income        $  383,617  $   376,567   $  779,722   $  769,805
   Other income              6,034        6,179       11,680       22,582
                          --------     --------     --------      -------
                           389,651      382,746      791,402      792,387
Expenses:
   Depreciation and         83,472       77,067      148,976      153,544
     amortization
   Interest                108,880      119,613      235,247      227,966
   Repairs & maintenance    22,081       16,063       32,905       27,066
   Property taxes           39,355       37,487       78,707       74,974
   General & administrative 43,101       47,463       90,351       95,270
                          --------     --------     --------     --------
                           296,889      297,693      586,186      578,820
                          --------     --------     --------     --------
Income from operations      92,762       85,053      205,216      213,567
Provision for income taxes  (1,000)      (1,000)      (2,000)      (2,000)
Gain on sale of real estate  2,143        1,960        4,285        3,918
                          --------     --------     --------     --------
     Net income             93,905       86,013      207,501      215,485

Undistributed earnings,
   beginning               521,723      605,490      478,152      476,018

Dividends paid                -          70,800       70,025       70,800
                          --------     --------     --------     --------
Undistributed earnings,
   ending               $  615,628   $  620,703   $  615,628   $  620,703
                         =========    =========    =========    =========

Basic earnings per share
 of beneficial interest  $     .05   $      .05   $      .12   $      .12
                         =========    =========    =========    =========

                           PALMETTO REAL ESTATE TRUST
                            Statements of Cash Flows
                For the Three Months Ended June 30, 1998 and 1997

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         1998            1997
                                                        ------          ------
                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income                                       $   207,501     $   215,485
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                      128,265         150,791
     Amortization of deferred expenses                  20,711           2,753
     Gain on sale of real estate                        (4,285)         (3,918)
     (Increase) decrease in:
      Rent receivable                                   16,258          18,002
      Deferred loan expense                            (15,955)            -
     Increase (decrease) in:
      Accounts payable and accrued expenses            (20,016)        (22,001)
      Income taxes payable                               2,000           2,000
                                                     ---------       ---------
        Net cash provided by operating activities      334,479         363,112
                                                     ---------       ---------

Cash flows from investing activities:
  Property additions and improvements                   (1,615)        (34,125)
  Collections of mortgage note receivable               36,453           8,779
                                                     ---------      ----------
Net cash provided by (used in) investing activities     34,838         (25,346)
                                                     ---------       ---------
Cash flows from financing activities:
  Payments on mortgage notes and demand note        (5,486,470)       (138,880)
    payable
  Borrowings on mortgage note payable                5,500,000         (65,000)
  Payment of dividends                                (292,250)       (225,677)
                                                     ---------       ---------
      Net cash used in financing activities           (278,720)       (429,557)
                                                     ---------       ---------
Increase (decrease) in cash                             90,597         (91,791)
Cash at beginning of period                             68,524         192,804
                                                     ---------       ---------
Cash at end of period                              $   159,121     $   101,013
                                                    ==========      ==========

                           PALMETTO REAL ESTATE TRUST
                          Notes to Financial Statements
                                  June 30, 1998

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

(2)  INTERIM PERIODS

     In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Financial Condition

            The Trust refinanced its long term debt of $5,500,000 during June 1998. Repayments will be payable in monthly installments of $17,500 at an interest rate of 7.75% through April 2003 with a final balloon payment of $4,467,500 due on that date. There have been no other changes in the Trust's liquidity or financial condition since December 31, 1997. At present, there are no large capital expenditures planned that would present a liquidity problem.

            Results of Operations - Six months ended June 30, 1998 compared to six months ended June 30, 1997.

            Income from operations for the six months ended June 30, 1998 decreased approximately 4% or $8,000 as compared to the same period in 1997. Rental income remained relatively stable, while operating expenses increased by approximately $7,000.

            Depreciation expense decreased as a result of certain property becoming fully depreciated during 1997. Repairs and maintenance increased primarily due to painting and resurfacing parking lots during 1998. Interest expense increased in 1998 in relation to discount points paid toward the refinancing of long term debt.

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

                                   PALMETTO REAL ESTATE TRUST

August 6, 1998                     By: /s/ Bill Franks
-------------------------------        ---------------
Date                                Bill Franks
                                    Property Manager
                                   (Principal Financial and Accounting Officer)

August 6, 1998                     By: /s/ James A. Boling
---------------                        -------------------
Date                                James A. Boling
                                    Chairman
                                    (Principal Executive Officer)