Form 10QSB
period 1998-09-30
PALMETTO REAL ESTATE TRUST
filed 1998-11-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _______________ TO _______________ .

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

 Yes    [ X ]              No  [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 1998 was 1,770,006.

Transitional Small Business Disclosure Format:

 Yes    [    ]            No  [ X ]

                     PALMETTO REAL ESTATE TRUST
                   Quarterly Report on Form 10-QSB
          For the Quarterly Period Ended September 30, 1998


                           Form 10-QSB Index


PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements

          Unaudited Balance Sheet at September 30, 1998. . . . .1

          Unaudited Statements of Income and Undistributed
           Earnings for the Three Months and Nine Months
           Ended September 30, 1998 and 1997 . . . . . . . . . .2

          Unaudited Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 and 1997. . . . . . .3

          Notes to Unaudited Financial Statements. . . . . . . .4

Item 2.    Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . .5-6


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . 7
Item 2.    Changes in Securities. . . . . . . . . . . . . . . . 7
Item 3.    Defaults Upon Senior Securities. . . . . . . . . . . 7
Item 4.    Submission of Matters to a Vote of Security Holders. 7
Item 5.    Other Information. . . . . . . . . . . . . . . . . . 7
Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . .  7
           Signatures  . . . . . . . . . . . . . . . . . . . .  8

                     PALMETTO REAL ESTATE TRUST
                            Balance Sheet
                              (unaudited)
                         September 30, 1998


ASSETS
------
Investment in real estate
Rental property, net of accumulated depreciation        $8,093,106
Timberlands                                                 24,864
                                                         ---------
                                                         8,117,970

Cash                                                       276,467
Rent receivable                                             17,481
Note receivable                                            218,746
Deferred loan expense, net of accumulated amortization      15,574
                                                         ---------
 Total assets                                           $8,646,238
                                                         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable                                 $ 5,412,500
Income taxes payable                                         3,000
Deferred revenue                                           149,450
Accounts payable and accrued expenses                      144,720
                                                         ---------
                                                         5,709,670

Shareholders' equity:
Shares of beneficial interest, $1 stated value;
 5,000,000 shares authorized; 1,770,006 shares issued
 and outstanding                                         1,770,006
Capital surplus                                            498,734
Undistributed earnings                                     667,828
                                                         ---------
                                                         2,936,568
                                                         ---------
 Total liabilities and shareholders' equity         $    8,646,238
                                                         =========

The accompanying notes are an integral part of these financial statements.

                     PALMETTO REAL ESTATE TRUST
           Statements of Income and Undistributed Earnings
For the Three Months and Nine Months Ended September 30, 1998 and 1997



                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        1998      1997        1998       1997
                                       ------    ------      ------     ------
Income:
Rental income                        $393,984  $379,374  $1,173,706 $1,149,179
Other income                            5,010     6,099      16,690     28,681
                                       ------    ------      ------     ------
                                      398,994   385,473   1,190,396  1,177,860

Expenses:
Depreciation and amortization          64,991    78,018     213,967    231,562
Interest                              107,838   118,248     343,085    346,214
Repairs and maintenance                11,110    27,007      44,015     54,073
Property taxes                         39,353    37,487     118,060    112,461
General and administrative             36,145    36,718     126,496    131,988
                                       ------    ------      ------     ------
                                      259,437   297,478     845,623    876,298



Income from operations                139,557    87,995     344,773    301,562
Provision for income                   (1,000)   (1,000)    (3,000)    (3,000)
  taxes
Gain on sale of real estate             2,143     1,958      6,428      5,876
                                       ------    ------      ------     ------
Net income                            140,700    88,953     348,201    304,438



Undistributed earnings, beginning     615,628   620,703     478,152    476,018
Dividends paid                         88,500    70,800     158,525    141,600
                                       ------    ------      ------     ------
Undistributed earnings, ending       $667,828  $638,856    $667,828   $638,856
                                      =======   =======     =======    =======


Basic earnings per share of
  beneficial interest                    $.08      $.05       $.20       $.17



The accompanying notes are an integral part of these financial statements.

                     PALMETTO REAL ESTATE TRUST
                      Statements of Cash Flows
        For the Nine Months Ended September 30, 1998 and 1997



                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1998         1997
                                                             (UNAUDITED)
Cash flows from operating activities:                    ------       ------
Net income                                             $348,201     $304,438
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation                                            192,420      227,433
Amortization of deferred expenses                        21,547        4,129
Gain on sale of real estate                              (6,428)      (5,876)
(Increase) decrease in:
Rent receivable                                          25,530       17,941
Deferred loan expense                                   (15,955)           -
Increase (decrease) in:
Accounts payable and accrued expenses                    21,325       17,444
Income taxes payable                                      3,000        3,000
                                                        -------      -------
Net cash provided by operating activities               589,640      568,509
                                                        -------      -------

Cash flows from investing activities:
Property additions and improvements                      (1,615)     (34,126)
Collections of mortgage note receivable                  39,638       12,873
Net cash provided by (used in) investing activities      38,023      (21,253)

Cash flows from financing activities:
Payments on mortgage notes and demand note payable   (5,538,970)    (368,628)
Borrowings on mortgage note payable                   5,500,000            -
Payment of dividends                                   (380,750)    (296,477)
                                                        -------      -------
Net cash used in financing activities                  (419,720)    (665,105)
                                                        -------      -------
Increase (decrease) in cash                             207,943     (117,849)
Cash at beginning of period                              68,524      192,804
                                                        -------      -------
Cash at end of period                                 $ 276,467     $ 74,955
                                                        =======      =======


The accompanying notes are an integral part of these financial statements.

                     PALMETTO REAL ESTATE TRUST
                Notes to Interim Financial Statements
                         September 30, 1998



  (1)  BASIS OF PRESENTATION

  The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2) INTERIM PERIODS

  In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition

        At September 30, 1998, the Trust is in the process of purchasing property in Greenville, South Carolina for $1,130,000. The purchase will be financed primarily through long-term debt. Subsequent to September 30, 1998, the purchase has been finalized. The Trust borrowed $1,000,000 for five years with a monthly principal payment of $2,000 plus interest at 7.75%. The Trust refinanced its long term debt of $5,500,000 during June 1998. Scheduled repayments will be due in monthly installments of $17,500, plus interest at a rate of 7.75% through April 2003 with a final balloon payment of $4,467,500 due on that date. There have been no other material changes in the Trust's liquidity or financial condition since December 31, 1997. At September 30, 1998, management had no knowledge of any trends, events, or uncertainties that will have or are reasonably likely to have material effects on liquidity, capital resources or operations of the Trust.

        Results of Operations - Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

        Income from operations for the nine months ended September 30, 1998 increased approximately 12% or $44,000 as compared to the same period in 1997. Rental income increased during 1998 due primarily to higher occupancy rates at one shopping center.

        Depreciation expense decreased as a result of certain property becoming fully depreciated during 1998. Repairs and maintenance decreased primarily due to roof repairs, glass replacement and painting that occurred during the nine months in 1997 that has not been required in 1998.

        Year 2000 Compliance Issues

        The Company has developed its Year 2000 plan to prepare for the new millennium. The plan will enable the Company to identify risks, develop an action plan, and work toward determining that it is Year 2000 ready. The plan is currently on target and prioritization of the most critical applications has been addressed. The Company's most critical issue has been addressed by upgrading the general ledger software and his cost was not material. The Company's hardware has already been assessed to be Year 2000 compliant. Due to the Company's size and simplicity of its operations, if its systems do not perform as planned by the Year 2000, its short-term contingency plan would be to process internal data manually. This contingency plan is feasible.

        Externally, the greatest risk for the Company relates to Year 2000 noncompliance or readiness by significant tenants who occupy rental property owned by the Company. The Company is in the process of formulating a system to contact all significant tenants, material customers and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness.

        The Company will continue to work on its awareness, assessment, validation and implementation of its Year 2000 plan for readiness. However, no assurance can be given that the Year 2000 readiness will be completed by the Year 2000. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

        Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the testing plans and all vendors, suppliers, and customer readiness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
        There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Trust is a party or to which any of its property is the subject.

Item 2. Changes in Securities
        ---------------------
        None.

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



                                    PALMETTO REAL ESTATE TRUST


November 10, 1998                   By: /s/ Bill Franks
-----------------                       ---------------
Date                                Bill Franks
                                    Property Manager
                                   (Principal Financial and Accounting Officer)



November 10, 1998                   By: /s/ James A. Boling
-----------------                       -------------------
Date                                James A. Boling
                                    Chairman
                                   (Principal Executive Officer)