Form 10KSB40
period 1998-12-31
PALMETTO REAL ESTATE TRUST
filed 1999-03-24
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                  Shares of Beneficial Interest - $1 Par Value
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        Yes   [ X ]                          No  [   ]





                                                                   (continued)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year:           $1,627,503

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Not available

The number of shares  outstanding of each of the registrant's  classes of
common equity, as of March 15, 1999: Shares of Beneficial Interest   1,770,006


DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 1998 ("Annual Report") in Part II.

2. Portions of Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders in Part III.

                                     PART I

ITEM 1.   BUSINESS

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 1998, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

ITEM 2.   PROPERTIES

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A. Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2000. Annual base rent $9,600; property taxes for 1998--$2,069.

B. Ace TV Rentals, 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $34,446; three-year lease expires April 16, 2001; property taxes for 1998--$3,968.

C. Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); five-year option expired September 30, 1987, and is presently a month-to-month rental; property taxes for 1998--$4,396.

D. Dove Cleaners, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; and is vacant; property taxes for 1998--$1,763.

E. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 1998--$681,800; fifteen-year lease expires May 31, 2008; annual lease payments $112,000 for the first five years, $123,200 for the second five years, and $134,400 for the third five years; property taxes are paid by tenant.

F. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 1998--$2,386.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Andy Oxy Company, Inc.                        Month-to-month  rental.
                                                   Annual base rent $15,300.

     Jaguar South                                  One-year lease expires
                                                   April 30, 1999. Annual base
                                                   rent $9,900.

G. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 1998--$2,534,200; collateral for line of credit balance of $-0-; property taxes for 1998--$86,577.

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

     Book Rack                                     Three-year lease expires
                                                   December 31, 1999. Annual
                                                   base rent $9,180.

     The Open Book                                 Five-year lease
                                                   expires September 30, 2002;
                                                   16,000 square feet.  Annual
                                                   base rent $72,000.

     American General                              Five-year lease expires
                                                   June 30, 1999. Annual
                                                   base rent $7,854.

     Dollar Depot                                  Three-year lease
                                                   expires April 30, 2001.
                                                   Annual base rent $15,180.

     Joey's Inc.                                   Three-year lease expires
                                                   April 30, 2001.
                                                   Annual base rent $15,480.

     Mother's Love                                 Annual base  rent  $3,960.
                                                   Month-to-month rental.

     Olan Mills Studio                             Five-year lease expires April
                                                   30,  2001. Annual base rent
                                                   $6,900.

     Pleasantburg Shoe Service                     Three-year lease expires
                                                   December  31, 1999.  Annual
                                                   base rent $4,800.

     Rogers Jewelers                               Month-to-month rental.
                                                   Annual base rent $3,600.

     SharMari Hair Extraordinaire                  Two-year lease expires
                                                   January 31, 2001. Annual
                                                   base rent $4,740.

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
     First State Mortgage Bankers                  Month-to-month rental. Annual
                                                   base rent $4,200.

     Gregory's Boutique                            Two-year lease expires March
                                                   31, 1999. Annual base rent
                                                   $10,800.

     Fred A. Fuller Appliances                     Three-year lease expires
                                                   February 28, 2000. Annual
                                                   base rent $12,778.

     Wilson's 5(cent)to $1.00                      Five-year lease expires
                                                   January 31, 2000. Annual base
                                                   rent $24,600 plus 4% of gross
                                                   sales over $450,000.

     Branch Banking & Trust Co.                    Five-year lease expires
                                                   December 31, 2003.  Annual
                                                   base rent $10,800.

     Nichole's                                     Two-year lease expires May
                                                   31, 2000. Annual base rent
                                                   $4,950.

     Novelty Shop                                  Three-year lease expires
                                                   March 31, 2000. Annual base
                                                   rent $30,120.

     A & E Enterprises                             Three-year lease expires
                                                   August 31, 2000. Annual base
                                                   rent $54,000.

     The Great Escape                              Five-year lease expires
                                                   January 31, 2000;
                                                   16,000 square feet. Annual
                                                   base rent $40,000.

     Kutting Room                                  Three-year lease expires
                                                   September 30, 2000. Annual
                                                   base rent $5,452.

     Jilbril's Boutique                            Month-to-month rental. Annual
                                                   base rent $4,800.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Act II                                        Month-to-month rental. Annual
                                                   base rent $5,100.

     King David Salon                              Two-year lease expires June
                                                   30,  2000.
                                                   Annual base rent $4,992.

     C.C. Hair & Co.                               Three-year lease expires July
                                                   31,  1999.  Annual base
                                                   rent $7,332.

     Manifest Discs & Tapes                        Five-year lease expires
                                                   January 31, 2002.
                                                   Annual base rent $52,500.

     Alpha Greenville Beauty School                Month-to-month rental. Annual
                                                   base rent $12,780.

     Today's Beauty Supply                         Five-year lease expires
                                                   February 28, 2003.
                                                   Annual base rent $21,600.


H. Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 1998--$6,533.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Mr. Curtis Hair Design                        Three-year option expires
                                                   August 31, 2001.
                                                   Annual base rent $7,200.

     Filter Queen                                  Three-year lease expires
                                                   May 31, 1999; 1,000 square
                                                   feet. Annual base rent
                                                   $5,610.

     Check World                                   Three-year lease expires
                                                   May 31, 2000. Annual base
                                                   rent $7,392.

     J. Michael's                                  Three-year lease expires
                                                   August 31, 1999.
                                                   Annual base rent $6,744.

     Jay Mac Photography                           One-year lease expires August
                                                   31,  1999.  Annual base
                                                   rent $6,600.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     ABC Title Loans,  Inc.                        Two-year lease expires
                                                   October 31, 2000. Annual base
                                                   rent $5,700.

     Beltone Hearing Aid Center                    Three-year lease expires
                                                   June 30, 2001; 900 square
                                                   feet. Annual base rent is
                                                   $10,560.

I. Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $24,680; five-year lease expires May 15, 2001.
     Property taxes are paid by the tenant.

J. BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $61,710; fifteen-year lease expires June 30, 2001; property taxes paid by tenant.

K. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 1998--$2,008.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Borderlands                                   Three-year lease expires
                                                   December 31, 1999. Annual
                                                   base rent $9,900.

     Family Alteration Shop                        Three-year lease expires
                                                   April 30, 2001.
                                                   Annual base rent $6,384.

     Before-N-After Salon                          Three-year lease expires
                                                   May 31, 2000. Annual
                                                   base rent - $6,600.

L. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $32,664; three-year lease expires July 14, 2000; property taxes paid by tenant.

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

O. Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,830; six-year lease expires April 14, 2000; property taxes paid by tenant.

P. Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

Q. Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

R. Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 1998 - $2,144,000; property taxes for 1998--$39,826.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     All Tune & Lube                               Five-year lease expires
                                                   January 17, 1999;
                                                   7,500 square feet. Annual
                                                   base rent $41,448.

     American General Finance                      Three-year lease expires May
                                                   31,  2001.
                                                   Annual base rent $23,352.

     Blockbuster Video                             Video rental. Month-to-month
                                                   rental; 6,400 square feet.
                                                   Annual base rent $81,600.

     Brenda's Boutique                             Three-year lease
                                                   expires October 31, 1999.
                                                   Annual base rent $10,200.

     Foremost Insurance                            Two-year lease
                                                   expires August 31, 2000.
                                                   Annual base rent is $7,003.

     Hardee's Restaurant                           Fifteen-year lease
                                                   expires December 30, 2004.
                                                   Annual base rent $22,200.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Harvey's Family Restaurant                    Month-to-month rental; 4,788
                                                   square feet. Annual base rent
                                                   $14,400.

     Little Caesar's Pizza                         Five-year
                                                   lease expires May 14, 2000.
                                                   Annual base rent $17,100.

     Impressions                                   Three-year lease expires
                                                   April 30, 1999. Annual base
                                                   rent $8,100.

     On Deck Circle                                Lease under negotiation.
                                                   Month-to-month rental
                                                   Annual base rent $8,100.

     Grand Computers                               Three-year lease
                                                   expires April 30, 2000.
                                                   Annual base rent $8,100.

     Great Wall                                    Five-year lease expires
                                                   October 31, 2001. Annual base
                                                   rent $19,200.

     TCBY Yogurt                                   Five-year lease
                                                   expires January 31, 2000.
                                                   Annual base rent $21,600.

     All In a Basket                               One-year lease
                                                   expires February 28, 1999.
                                                   Annual base rent $10,500.

     Easy Swing Golf                               Three-year lease expires June
                                                   30,  2001.
                                                   Annual base rent $18,000.

     Midsouth Data Systems                         Three-year lease expires
                                                   March 31, 2000.
                                                   Annual base rent $50,000.

S. Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 1998--$996,000; property taxes for 1998--$18,973.

     PRINCIPAL TENANTS                             LEASE ARRANGEMENTS
     -----------------                             ------------------
     Advance Auto                                  Five-year lease expires
                                                   December 31, 1999; 6,574
                                                   square feet; annual base rent
                                                   $32,870.

     Cozy Corner Pub                               Three-year lease expires June
                                                   30, 2001. 1,700 square feet;
                                                   annual base rent $15,711.

     Generation Gap                                Three-year lease expires
                                                   February 15, 2002; 1,700
                                                   square feet; annual base rent
                                                   $11,025.

     Goodwill Industries                           Five-year lease expires
                                                   November 30, 2002;
                                                   3,500 square feet; annual
                                                   base rent $20,700.

     Rainbow Rental                                Five-year lease expires May
                                                   31, 2003; 7,512 square feet
                                                   annual base rent $31,926.

     Sarah's Kitchen                               Five-year lease
                                                   expires November 30, 2003;
                                                   2,500 square feet; annual
                                                   base rent $20,755.

     Bell South                                    Year-to-year rental; annual
                                                   base rent $900.


ITEM 3.   LEGAL PROCEEDINGS

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 1998.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

          The information under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

          The report of the independent auditors and financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND
          FINANCIAL DISCLOSURE - None.

                                    PART III

ITEM 9.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Items 9, 10, 11 and 12 is hereby incorporated by reference from registrant's definitive proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits
              13  Annual report to stockholders
              27.1 Financial Data Schedule

          b.  Report on Form 8-K - none

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PALMETTO REAL ESTATE TRUST

Date: March 17, 1999                            by: /s/ James A. Boling
      --------------                               --------------------
                                                        James A. Boling
                                              Chairman of the Board of Trustees

    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                TITLE                      DATE
----------                                -----                      ----

/s/ William J. Ables                    President                March 17, 1999
--------------------------------                                 --------------
William J. Ables

/s/ Hunter Howard, Sr.                  Vice- President          March 17, 1999
---------------------------------                                --------------
Hunter Howard, Sr.

/s/ Melvin K. Younts                    Secretary/Treasurer      March 17, 1999
---------------------------------                                --------------
Melvin K. Younts

/s/ C. Laney Younts                     Trustee                  March 17, 1999
---------------------------------                                --------------
Laney Younts

/s/ Billy B. Huskey                     Trustee                  March 17, 1999
---------------------------------                                --------------
Billy B. Huskey

/s/ Hunter Howard, Jr.                  Trustee                  March 17, 1999
---------------------------------                                --------------
Hunter Howard, Jr.

/s/ R. Riggie Ridgeway                  Trustee                  March 17, 1999
---------------------------------                                --------------
R. Riggie Ridgeway