Form 10QSB
period 1999-03-31
PALMETTO REAL ESTATE TRUST
filed 1999-05-10
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Yes    [ X ]            No  [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 1999 was 1,770,006.

Transitional Small Business Disclosure Format:

     Yes    [    ]            No  [ X ]

                      PALMETTO REAL ESTATE TRUST
                    Quarterly Report on Form 10-QSB
              For the Quarterly Period Ended March 31, 1999


                           Form 10-QSB Index


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Balance Sheet at  March 31, 1999 .......................  1

         Unaudited Statements of Income and Undistributed
          Earnings for the Three Months Ended
          March 31, 1999 and 1998 .........................................  2

         Unaudited Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and 1998 .........................................  3

         Notes to Unaudited Financial Statements ..........................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 5-6


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  7
Item 2.  Changes in Securities ............................................  7
Item 3.  Defaults Upon Senior Securities ..................................  7
Item 4.  Submission of Matters to a Vote of Security Holders ..............  7
Item 5.  Other Information ................................................  7
Item 6.  Exhibits and Reports on Form 8-K .................................  7
         Signatures .......................................................  8

                        PALMETTO REAL ESTATE TRUST
                             Balance Sheet
                              (unaudited)
                             March 31, 1999
Assets
------
Real estate investments, at cost:
Rental property, net of accumulated depreciation               $  8,956,083
Timberlands                                                          24,864
                                                                  ---------
    Total real estate investments                                 8,980,947

Other assets:
Cash                                                                230,930
Rent receivable                                                      21,245
Note receivable                                                     212,157
Deferred loan expense, net of accumulated amortization               20,307
                                                                  ---------
    Total other assets                                              484,639
                                                                  ---------
Total assets                                                   $  9,465,586
                                                                  =========
Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable                                         $  6,297,500
Accounts payable and accrued expenses                               108,468
Deferred revenue                                                    144,964
Income taxes payable                                                  1,000
                                                                  ---------
                                                                  6,551,932
Shareholders' equity:
Shares of beneficial interest, $1 par value; 5,000,000
shares authorized; 1,770,006 shares issued and outstanding        1,770,006
Capital surplus                                                     498,734
Undistributed earnings                                              644,914
                                                                  ---------
  Total shareholders' equity                                      2,913,654
                                                                  ---------
Total liabilities and shareholders' equity                     $  9,465,586
                                                                  =========



The accompanying notes are an integral part of these financial statements.

                       PALMETTO REAL ESTATE TRUST
              Statements of Income and Undistributed Earnings
              For the Three Months Ended March 31, 1999 and 1998

                                                          Three Months Ended
                                                                March 31,
                                                           1999        1998
                                                          ------      ------
                                                              (unaudited)
Income:
  Rental income                                        $ 462,584   $ 396,105
  Other income                                             4,859       5,646
                                                         -------     -------
      Total income                                       467,443     401,751
                                                         -------     -------
Expenses:
  Depreciation and amortization                           70,725      65,504
  Interest                                               136,565     126,367
  Repairs and maintenance                                 16,087      10,824
  Property taxes                                          45,422      39,352
  General and administrative                              42,511      47,250
                                                         -------     -------
      Total expenses                                     311,310     289,297
                                                         -------     -------
Income from operations before income taxes               156,133     112,454
Gain on sale of real estate                                2,344       2,142
                                                         -------     -------
Income before income taxes                               158,477     114,596
Income tax expense                                         1,000       1,000
                                                         -------     -------
    Net income                                           157,477     113,596

Undistributed earnings, beginning                        487,437     478,152
                                                         -------     -------
Undistributed earnings, ending                         $ 644,914   $ 591,748
                                                         =======     =======
Basic earnings per share of
  beneficial interest                                     $  .09      $  .06
                                                         =======     =======



The accompanying notes are an integral part of the financial statements.

                     PALMETTO REAL ESTATE TRUST
                      Statements of Cash Flows
          For the Three Months Ended March 31, 1999 and 1998


                                                            Three Months Ended
                                                                  March 31,
                                                             1999        1998
                                                            ------      ------
                                                               (unaudited)
Cash flows from operating activities:
  Net income                                             $ 157,477   $ 113,596
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                                  69,541      64,128
      Amortization of deferred expenses                      1,184       1,376
      Gain on sale of real estate                           (2,344)     (2,142)
      (Increase) decrease in:
        Rent receivable                                     11,045      10,888
        Prepaid expense                                         -       (7,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses              (30,727)    (53,396)
        Income taxes payable                                 1,000       1,000
                                                           -------     -------
          Net cash provided by operating activities        207,176     128,448
                                                           -------     -------

Cash flows from investing activities:
  Collections of mortgage note receivable                    3,331       3,866
  Property additions and improvements                       (5,129)         -
                                                           -------     -------
    Net cash provided by (used in) investing activities     (1,798)      3,866
                                                           -------     -------

Cash flows from financing activities:
  Payments on mortgage notes payable                       (58,500)    (74,278)
  Borrowings on demand note payable                             -      165,000
  Payment of dividends                                    (216,826)   (222,225)
                                                           -------     -------
          Net cash used in financing activities           (275,326)   (131,503)
                                                           -------     -------
Increase (decrease) in cash                                (69,948)        811
Cash at beginning of period                                300,878      68,524
                                                           -------     -------
Cash at end of period                                    $ 230,930   $  69,335
                                                           =======     =======

The accompanying notes are an integral part of the financial statements.

                        PALMETTO REAL ESTATE TRUST
                      Notes to Financial Statements
                               March 31, 1999




(1)  Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)  Interim Periods

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------
There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1998 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations - Three months ended March 31, 1999 compared to three months ended March 31, 1998.
-----------------------------
Income from operations for the three months ended March 31, 1999 increased approximately 39% as compared to the same period in 1998. Rental income increased due to higher rental rates and the acquisition of new rental property in the fourth quarter of 1998.

Interest expense, depreciation, and property taxes increased during the first quarter of 1999 compared to the first quarter of 1998 as a result of acquiring new property during the fourth quarter of 1998. Also, additional repairs and maintenance of heating systems, roof repairs, and parking lots were required during the first quarter of 1999.

Year 2000 Compliance Issues
---------------------------
The Trust has established a plan to address Year issues. Successful implementation of this plan will eliminate any extraordinary expenses related to Year 2000 issue. The Trust has purchased software updates from its sole data processing vendor which are Year 200 compliant. The Trust has a reasonable basis to conclude that the Year 2000 issues will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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



                                   PALMETTO REAL ESTATE TRUST


May 3, 1999                        By: /s/ Bill Franks
-----------                            ---------------
 Date                                  Bill Franks
                                       Property Manager
                                  (Principal Financial and Accounting Officer)

May 3, 1999                        By: /s/ James A. Boling
-----------                            -------------------
Date                                   James A. Boling
                                       Chairman
                                  (Principal Executive Officer)

                      PALMETTO REAL ESTATE TRUST
                   EDGAR - FINANCIAL DATA SCHEDULES
                      Article 5 of Regulation S-X
                  Commercial and Industrial Companies

Item                                                       Financial Data as of
Number                       Item Description                 March 31, 1999
-------                      ----------------                 --------------
5-02(1)          Cash and cash items                              $  230,930

5-02(2)          Marketable securities                                    -

5-02(3)(a)(1)    Notes and accounts receivable - trade               233,402

5-02(4)          Allowances for doubtful accounts                         -

5-02(6)          Inventory                                                -

5-02(9)          Total current assets                                     -

5-02(13)         Property, plant and equipment                    12,715,347

5-02(14)         Accumulated depreciation                          3,734,400

5-02(18)         Total assets                                      9,465,586

5-02(21)         Total current liabilities                           108,468

5-02(22)         Bonds, mortgages and similar debt                 6,297,500

5-02(28)         Preferred stock-mandatory redemption                     -

5-02(29)         Preferred stock-no mandatory redemption                  -

5-02(30)         Common stock                                      1,770,006

5-02(31)         Other stockholders' equity                        1,143,648

5-02(32)         Total liabilities and stockholders' equity        9,465,586

5-03(b)(1)(a)    Net sales of tangible products                           -

5-03(b)(1)       Total revenues                                      467,443

5-03(b)2(a)      Cost of tangible goods sold                              -

5-03(b)2  Total costs and expenses applicable to sales and revenues  311,310

                        PALMETTO REAL ESTATE TRUST
                     EDGAR - FINANCIAL DATA SCHEDULES
                  Article 5 of Regulation S-X (continued)
                   Commercial and Industrial Companies

Item                                                       Financial Data as of
Number                       Item Description                 March 31, 1999

5-03(b)3         Other costs and expenses                              $  -

5-03(b)5         Provision for doubtful accounts and notes                -

5-03(b)(8)       Interest and amortization of debt discount          136,565

5-03(b)(10)      Income before taxes and other items                 158,477

5-03(b)(11)      Income tax expense                                    1,000

5-03(b)(14)      Income/loss continuing operations                   157,477

5-03(b)(15)      Discontinued operations                                  -

5-03(b)(17)      Extraordinary items                                      -

5-03(b)(18)      Cumulative effect-changes in accounting principles       -

5-03(b)(19)      Net income or loss                                  157,477

5-03(b)(20)      Earnings per share-basic                                .09

5-03(b)(20)      Earnings per share- diluted                             .09