Form 10QSB
period 1999-06-30
PALMETTO REAL ESTATE TRUST
filed 1999-08-12
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB
                                -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR TRANSITION PERIOD FROM _______________ TO_______________ .

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

Issuer's telephone number, including area code: (864) 233-6007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    [X]               No   [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 1999 was 1,770,006.

Transitional Small Business Disclosure Format:

        Yes    [  ]              No   [ X ]

                          PALMETTO REAL ESTATE TRUST
                       Quarterly Report on Form 10-QSB
                 For the Quarterly Period Ended June 30, 1999


                               Form 10-QSB Index


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Balance Sheet at  June 30, 1999 ......................... 1

          Unaudited Statements of Income and Undistributed
          Earnings for the Three Months and Six Months Ended
          June 30, 1999 and 1998 ............................................ 2

          Unaudited Statements of Cash Flows for the Six
          Months Ended June 30, 1999 and 1998 ............................... 3

          Notes to Unaudited Financial Statements ........................... 4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ........................................................ 5

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................. 6
Item 2.   Changes in Securities ............................................. 6
Item 3.   Defaults Upon Senior Securities ................................... 6
Item 4.   Submission of Matters to a Vote of Security Holders ............... 6
Item 5.   Other Information ................................................. 6
Item 6.   Exhibits and Reports on Form 8-K .................................. 6
          Signatures ........................................................ 7

                             PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                   (unaudited)
                                  June 30, 1999

Assets
------
Real estate investments, at cost:
Rental property, net of accumulated depreciation                     $8,886,544
Timberlands                                                              24,864
                                                                      ---------
Total real estate investments                                         8,911,408

Other assets:
Cash                                                                    312,689
Rent receivable                                                           7,910
Note receivable                                                         208,750
Deferred loan expense, net of accumulated amortization                   19,122
                                                                      ---------
Total other assets                                                      548,471
                                                                      ---------
Total assets                                                         $9,459,879
                                                                      =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
Mortgage notes payable                                               $6,239,000
Accounts payable and accrued expenses                                   106,442
Deferred revenue                                                        142,620
Income taxes payable                                                      2,000
                                                                      ---------
                                                                      6,490,062
Shareholders' equity:
Shares of beneficial interest, $1 par value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding                   1,770,006
Capital surplus                                                         498,734
Undistributed earnings                                                  701,077
                                                                      ---------
Total shareholders' equity                                            2,969,817
                                                                      ---------
Total liabilities and shareholders' equity                           $9,459,879
                                                                      =========


The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                  Statements of Income and Undistributed Earnings
              For the Three and Six Months Ended June 30, 1999 and 1998


                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                      1999      1998          1999        1998
                                     ------    ------        ------      ------
Income:
Rental income                      $421,018  $383,617      $883,602    $779,722
Other income                          4,943     6,034         9,802      11,680
                                    -------   -------       -------     -------
Total income                        425,961   389,651       893,404     791,402


Expenses:
Depreciation and amortization        70,725    83,472       141,450     148,976
Interest                             89,819   108,880       226,384     235,247
Repairs and maintenance              18,112    22,081        34,199      32,905
Property taxes                       45,422    39,355        90,844      78,707
General and administrative           58,556    43,101       101,067      90,351
                                    -------   -------       -------     -------
Total expenses                      282,634   296,889       593,944     586,186


Income from operations
   before income taxes              143,327    92,762       299,460     205,216
Gain on sale of real estate           2,343     2,143         4,687       4,285
                                    -------   -------       -------     -------
Income before income taxes          145,670    94,905       304,147     209,501
Income tax expense                   (1,000)   (1,000)       (2,000)     (2,000)
                                    -------   -------       -------     -------
Net income                          144,670    93,905       302,147     207,501

Undistributed earnings, beginning   644,914   591,748       487,437     478,152

Dividends paid                       88,507    70,025        88,507      70,025
                                    -------   -------       -------     -------
Undistributed earnings, ending     $701,077  $615,628      $701,077    $615,628
                                    =======   =======       =======     =======


Basic earnings per share of
    beneficial interest                $.08      $.05          $.17        $.12
                                       ====      ====          ====        ====



The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                            Statements of Cash Flows
                 For the Three Months Ended June 30, 1999 and 1998


                                                       Six Months Ended
                                                           June 30,
                                                      1999          1998
                                                          (unaudited)
Cash flows from operating activities:                ------        ------
Net income                                         $302,147      $207,501
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                        139,081       128,265
Amortization of deferred expenses                     2,369        20,711
Gain on sale of real estate                          (4,687)       (4,285)
(Increase) decrease in:
Rent receivable                                      24,380        16,258
Deferred loan expense                                    -        (15,955)
Increase (decrease) in:
Accounts payable and accrued expenses               (32,754)      (20,016)
Income taxes payable                                  2,000         2,000
                                                    -------       -------
Net cash provided by operating activities           432,536       334,479

Cash flows from investing activities:
Property additions and improvements                  (5,130)       (1,615)
Collections of mortgage note receivable               6,738        36,453
                                                    -------       -------
Net cash provided by (used in) investing activities   1,608        34,838

Cash flows from financing activities:
Payments on mortgage notes and demand note payable (117,000)   (5,486,470)
Borrowings on mortgage note payable                      -      5,500,000
Payment of dividends                               (305,333)     (292,250)
                                                    -------       -------
Net cash used in financing activities              (422,333)     (278,720)
                                                    -------       -------

Increase (decrease) in cash                          11,811        90,597
Cash at beginning of period                         300,878        68,524
                                                    -------       -------
Cash at end of period                             $ 312,689     $ 159,121
                                                    =======       =======


The accompanying notes are an integral part of these financial statements.

                             PALMETTO REAL ESTATE TRUST
                            Notes to Financial Statements
                                    June 30, 1999




(1)Basis of Presentation

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

(2)Interim Periods

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1998 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

         Results of Operations - Six months ended June 30, 1999 compared to three months ended June 30, 1998.

         Net income for the six months ended June 30, 1999 increased approximately 46% as compared to the same period in 1998. Rental income increased due to higher rental rates and the acquisition of new rental property in the fourth quarter of 1998.

         Expenses related to real estate held for rental increased during the second quarter of 1999 compared to the second quarter of 1998 as a result of acquiring new property during the fourth quarter of 1998. Included in general and administrative expenses for the six months ended June 30, 1999 was $13,000 for rent receivable, which management deemed uncollectible.

         Year 2000 Compliance Issues

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The Annual Meeting of Stockholders of the Trust ("Meeting") was held on June 3, 1999. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as trustees, each for a one-year term:

                                      Vote For    Vote Against    Abstain
                                     ---------    ------------    -------
             James A Boling          1,286,803        -0-          -0-
             William J. Ables        1,286,803        -0-          -0-
             S. Hunter Howard, Sr.   1,286,803        -0-          -0-
             Melvin K. Younts        1,286,803        -0-          -0-
             S. Hunter Howard, Jr.   1,286,803        -0-          -0-
             Billy B. Huskey         1,286,803        -0-          -0-
             R. Riggie Ridgeway      1,286,803        -0-          -0-
             C. Laney Younts         1,286,803        -0-          -0-




          2. Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:

                For  1,286,803     Against  -0-      Abstain  -0-

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



                                     PALMETTO REAL ESTATE TRUST

August 5, 1999                       By: /s/ Bill Franks
--------------                          ----------------
Date                                 Bill Franks
                                     Property Manager
                                    (Principal Financial and Accounting Officer)

August 5, 1999                       By: /s/ James A. Boling
--------------                          --------------------
Date                                 James A. Boling
                                     Chairman
                                     (Principal Executive Officer)