Form 10QSB
period 1999-09-30
PALMETTO REAL ESTATE TRUST
filed 1999-11-02
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

Yes    [ X ]            No  [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 1999 was 1,770,006.

Transitional Small Business Disclosure Format:

  Yes    [    ]            No  [ X ]

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                For the Quarterly Period Ended September 30, 1999


                                Form 10-QSB Index


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

             Unaudited Balance Sheet at September 30, 1999 ................ 1

             Unaudited Statements of Income and Undistributed
               Earnings for the Three Months and Nine Months
               Ended September 30, 1999 and 1998 .......................... 2

             Unaudited Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998 ................... 3

             Notes to Unaudited Financial Statements ...................... 4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................... 5

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings .............................................  6
Item 2.    Changes in Securities .........................................  6
Item 3.    Defaults Upon Senior Securities ...............................  6
Item 4.    Submission of Matters to a Vote of Security Holders ...........  6
Item 5.    Other Information .............................................  6
Item 6.    Exhibits and Reports on Form 8-K ..............................  6
           Signatures ....................................................  7

                              PALMETTO REAL ESTATE TRUST
                                     Balance Sheet
                                     (unaudited)
                                  September 30, 1999


Assets
------
Real estate investments, at cost:
  Rental property, net of accumulated depreciation                $ 8,817,003
  Timberlands                                                          24,864
                                                                   ----------
      Total real estate investments                                 8,841,867

Other assets:
  Cash                                                                431,070
  Rent receivable                                                       7,500
  Note receivable                                                     205,266
  Deferred loan expense, net of accumulated amortization               17,937
                                                                   ----------
  Total assets                                                    $ 9,503,640


Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Mortgage notes payable                                          $ 6,178,500
  Accounts payable and accrued expenses                               153,466
  Deferred revenue                                                    140,277
  Income taxes payable                                                  3,000
                                                                    ---------
                                                                    6,475,243
Shareholders' equity:
  Shares of beneficial interest, $1 stated value; 5,000,000
    shares authorized; 1,770,006 shares issued and outstanding      1,770,006
  Capital surplus                                                     498,734
  Undistributed earnings                                              759,657
                                                                    ---------
      Total shareholders' equity                                    3,028,397
                                                                    ---------
      Total liabilities and shareholders' equity                  $ 9,503,640
                                                                    =========





The accompanying notes are an integral part of these financial statements.

                            PALMETTO REAL ESTATE TRUST
                     Statements of Income and Undistributed Earnings
                                 (Unaudited)
       For the Three Months and Nine Months Ended September 30, 1999 and 1998


                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                  1999        1998          1999          1998
                                 ------      ------        ------        ------
Income:
  Rental income               $ 461,750   $ 393,984   $ 1,345,352   $ 1,173,706
  Other income                    5,627       5,010        15,429        16,690
                                -------     -------     ---------     ---------
    Total income                467,377     398,994     1,360,781     1,190,396
                                -------     -------     ---------     ---------

Expenses:
  Depreciation and amortization  70,725      64,991       212,177       213,967
  Interest                      129,415     107,838       355,797       343,085
  Repairs and maintenance        18,404      11,110        52,603        44,015
  Property taxes                 45,422      39,353       136,266       118,060
  General and administrative     39,974      36,145       141,041       126,496
                                -------     -------     ---------     ---------
    Total expenses              303,940     259,437       897,884       845,623
                                -------     -------     ---------     ---------
Income from operations
  before income taxes           163,437     139,557       462,897       344,773
Gain on sale of real estate       2,344       2,143         7,031         6,428
                                -------     -------      --------      --------
    Income before income taxes  165,781     141,700       469,928       351,201
Income tax expense               (1,000)     (1,000)       (3,000)       (3,000)
                                -------     -------      --------      --------
    Net income                  164,781     141,700       466,928       348,201

Undistributed earnings,
  beginning                     701,077     615,628       487,437       478,152

Dividends paid                  106,201      88,500       194,708       158,525
                                -------     -------      --------      --------
Undistributed earnings,
  ending                      $ 759,657   $ 667,828     $ 759,657     $ 667,828
                                =======     =======       =======       =======
Basic earnings per share of
  beneficial interest            $  .09      $  .08        $  .26        $  .20
                                =======     =======       =======       =======



The accompanying notes are an integral part of these financial statements.

                             PALMETTO REAL ESTATE TRUST
                              Statements of Cash Flows
               For the Nine Months Ended September 30, 1999 and 1998


                                                            Nine Months Ended
                                                             September 30,
                                                            1999         1998
                                                           ------       ------
                                                               (unaudited)
Cash flows from operating activities:
  Net income                                            $ 466,928    $ 348,201
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                        208,622      192,420
      Amortization of deferred expenses                     3,555       21,547
      Gain on sale of real estate                          (7,031)      (6,428)
      (Increase) decrease in:
        Rent receivable                                    24,790       25,530
        Deferred loan expense                                  -       (15,955)
      Increase (decrease) in:
        Accounts payable and accrued expenses              14,270       21,325
        Income taxes payable                                3,000        3,000
                                                          -------      -------
          Net cash provided by operating activities       714,134      589,640
                                                          -------      -------
Cash flows from investing activities:
  Property additions and improvements                      (5,130)      (1,615)
  Collections of mortgage note receivable                  10,222       39,638
                                                          -------      -------
          Net cash provided by investing activities         5,092       38,023
                                                          -------      -------
Cash flows from financing activities
  Payments on mortgage notes and demand note payable     (177,500)  (5,538,970)
  Borrowings on mortgage note payable                          -     5,500,000
  Payment of dividends                                   (411,534)    (380,750)
                                                          -------      -------
          Net cash used in financing activities          (589,034)    (419,720)
                                                          -------      -------
Increase in cash                                          130,192      207,943
Cash at beginning of period                               300,878       68,524
                                                          -------      -------
Cash at end of period                                   $ 431,070    $ 276,467
                                                          =======      =======


The accompanying notes are an integral part of these financial statements.

                             PALMETTO REAL ESTATE TRUST
                        Notes to Interim Financial Statements
                                 September 30, 1999



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

(2)  Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Financial Condition

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1998 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations - Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Net income for the nine months ended September 30, 1999 increased approximately 34% as compared to the same period in 1998. Rental income increased due to higher rental rates and the acquisition of new rental property in the fourth quarter of 1998. In addition, the Trust received $17,500 from a settlement for past due rents.

Expenses related to real estate held for rental increased during the third quarter of 1999 compared to the third quarter of 1998 as a result of acquiring new property during the fourth quarter of 1998. Included in general and administrative expenses for the nine months ended September 30, 1999 was $18,000 for rent receivable, which management deemed uncollectible.

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

           A.  Exhibit 27.1               Financial Data Schedule

           B.  Reports on Form 8-K:       None.

SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PALMETTO REAL ESTATE TRUST



       11-1-99                      By: /s/ Bill Franks
 ----------------                       ---------------
 Date                               Bill Franks
                                    Property Manager
                                   (Principal Financial and Accounting Officer)




       11-1-99                      By: /s/ James A. Boling
 ----------------                       -------------------
 Date                               James A. Boling
                                    Chairman
                                   (Principal Executive Officer)