Form 10KSB40
period 1999-12-31
PALMETTO REAL ESTATE TRUST
filed 2000-03-27
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549
                                      Form 10-KSB

                       Annual Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                      For the fiscal year ended December 31, 1999
                                                -----------------

                               Commission File Number 0-179
                                                      -----

                               Palmetto Real Estate Trust
                     (Name of small business issuer in its charter)

South Carolina                                         57-0405064
--------------                                         ----------
State or other jurisdiction of                      (I.R.S. Employer
 incorporation of organization)                      Identification No.)


45 Liberty Lane, Greenville, South Carolina          29607
--------------------------------------------         -----
 (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:      (864) 233-6007
                                                     --------------

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

         Yes   x                                              No
             -----





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

The issuer's revenues for its most recent fiscal year:    $1,822,765

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 15, 2000: Shares of Beneficial Interest 1,770,006


Documents Incorporated by Reference

1. Portions of Annual Report to Stockholders for the year ended December 31, 1999 ("Annual Report") in Part II.

2. Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders in Part III.

                                  Part I

Item 1.   Business

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 1999, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

Item 2.   Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A. Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2000. Annual base rent $9,600; property taxes for 1999--$2,088.

B. Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $34,458; three-year lease expires October 31, 2002; property taxes for 1999--$4,056.

C. Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); a month-to-month rental; property taxes for 1999--$4,493.

D. Dove Cleaners, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; and is vacant; property taxes for 1999--$1,756.

E. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 1999--$654,500; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

F. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 1999--$2,451.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Andy Oxy Company, Inc.            Month-to-month rental. Annual base rent
                                     $15,300.

   Jaguar South                      One-year lease expires April 30, 2000.
                                     Annual base rent $9,900.

G. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 1999--$2,435,500; collateral for line of credit balance of $-0-; property taxes for 1999--$94,240.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Belk-Simpson                      Company Carpet and furniture  sales.
                                     Five-year lease expires January 31, 2004;
                                     48,000 square feet.  Annual base rent
                                      $159,072.

   Book Rack                         Three-year lease expires December 31, 1999.
                                     Annual base rent $9,180.

   The Open Book                     Five-year lease expires September 30, 2002;
                                     16,000 square feet. Annual base rent
                                      $72,000.

   American General                  Five-year lease expires June 30, 2004.
                                     Annual base rent $8,640.

   Alpha Beauty School               Five-year lease expires May 31, 2004.
                                     Annual base rent $15,180.

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

   SharMari Hair Extraordinaire      Two-year lease expires January 31, 2000.
                                     Annual base rent $4,740.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   First State Mortgage Bankers      Month-to-month rental. Annual base rent
                                     $4,200.

   Gregory's Boutique                Two-year lease expires March 31, 2001.
                                     Annual base rent $10,800.

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

   Nichole's                         Two-year lease expires May 31, 2000.
                                     Annual base rent $4,950.

   Novelty Shop                      Three-year lease expires March 31, 2000.
                                     Annual base rent $30,120.

   A & E  Enterprises                Three-year lease expires August 31, 2000.
                                     Annual base rent $54,000.

   The Great Escape                  Five-year lease expires January 31, 2000;
                                     16,000 square feet. Annual base rent
                                     $40,000.

   Kutting Room                      Three-year lease expires September 30,2000.
                                     Annual base rent $5,452.

   Jilbril's Boutique                Month-to-month rental. Annual base rent
                                     $4,800.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Act II                            One year lease expires December 31, 1999.
                                     Annual base rent $5,100.

   King David Salon                  Two-year lease expires June 30, 2000.
                                     Annual base rent $4,992.

   Best Upholstering                 Three-year lease expires November 30, 2002.
                                     Annual base rent $8,100.

   Manifest Discs & Tapes            Five-year lease expires January 31, 2002.
                                     Annual base rent $52,500.

   Today's Beauty Supply             Five-year lease expires February 28, 2003.
                                     Annual base rent $21,600.

   Half Moon Outfitters              Two-year lease expires May 31, 2000.
                                     Annual base rent $30,000.


H. Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 1999--$6,676.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Mr. Curtis Hair Design            Three-year option expires August 31, 2001.
                                     Annual base rent $7,200.

   Filter Queen                      Three-year lease expires May 31, 2002.
                                     Annual base rent $6,171.

   Check World                       Three-year lease expires May 31, 2000.
                                     Annual base rent $7,392.

   J. Michael's                      Three-year lease expires March 31, 2000.
                                     Annual base rent $6,744.

   Jay Mac Photography               Three-year lease expires August 31, 2001.
                                     Annual base rent $6,600.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   ABC Title Loans, Inc.             Two-year lease expires October 31, 2000.
                                     Annual base rent $5,700.

   Beltone Hearing Aid Center        Three-year lease expires June 30, 2001.
                                     Annual base rent is $10,560.


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

K. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 1999-$2,051.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Borderlands                       Three-year lease expires December 31, 1999.
                                     Annual base rent $9,900.

   Family Alteration Shop            Three-year lease expires April 30, 2001.
                                     Annual base rent $6,384.

   Before-N-After Salon              Three-year lease expires May 31, 2000.
                                     Annual base rent $6,600.


L. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $32,664; three-year lease expires July 14, 2000; property taxes paid by tenant.

M. Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; seven-year lease expires April 30, 2001; annual base rent $30,000.

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

R. TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 1999 - $766,000; annual base rent - $89,700; eight-year lease expires November 14, 2007; property taxes paid by tenant.

S. Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 1999 - $2,060,000; property taxes for 1999--$40,899.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Truett Automotive                 Eighteen-month lease expires January 31,
                                     2000; 7,500 square feet. Annual base rent
                                     $41,448.

   American General Finance          Three-year lease expires May 31, 2001.
                                     Annual base rent $23,352.

   Partyland                         Five-year lease expires July 31, 2004;
                                     6,400 square feet. Annual base rent
                                     $66,000.

   Brenda's Boutique                 Three-year lease expires October 31, 1999.
                                     Annual base rent $10,200.

   Foremost Insurance                Two-year lease expires August 31, 2000.
                                     Annual base rent is $7,003.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Hardee's Restaurant               Fifteen-year lease expires December 30,
                                     2004. Annual base rent $22,200.

   Harvey's Family Restaurant        Three-year lease expires April 30, 2002.
                                     Annual base rent $20,400.

   Little Caesar's Pizza             Five-year lease expires May 14, 2000.
                                     Annual base rent $17,100.

   Impressions                       Three-year lease expires April 30, 2002.
                                     Annual base rent $8,760.

   On Deck Circle                    Lease under negotiation. Month-to-month
                                     rental. Annual base rent $8,100.

   Grand Computers                   Three-year lease expires April 30, 2000.
                                     Annual base rent $8,100.

   Great Wall                        Five-year lease expires October 31, 2001.
                                     Annual base rent $16,800.

   TCBY Yogurt                       Five-year lease expires January 31, 2000.
                                     Annual base rent $21,600.

   All In a Basket                   One-year lease expires February 28, 2000.
                                     Annual base rent $10,500.

   Kyrus                             Three-year lease expires March 31, 2000.
                                     Annual base rent $50,000.

T. Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 1999--$972,000; property taxes for 1999--$19,388.

   PRINCIPAL TENANTS                 LEASE ARRANGEMENTS
   -----------------                 ------------------
   Advance Auto                      Five-year lease expires December 31, 2004;
                                     6,574 square feet; annual base rent
                                     $39,444.

   Cozy Corner Pub                   Three-year lease expires June 30, 2001.
                                     1,700 square feet; annual base rent
                                     $15,711.

   Generation Gap                    Three-year lease expires February 15, 2002;
                                     1,700 square feet; annual base rent
                                     $11,025.

   Goodwill Industries               Five-year lease expires November 30, 2002;
                                     3,500 square feet; annual base rent
                                     $20,700.

   Rainbow Rental                    Five-year lease expires May 31, 2003;
                                     7,512 square feet; annual base rent
                                     $31,926.

   Sarah's Kitchen                   Five-year lease expires November 30, 2003;
                                     2,500 square feet; annual base rent
                                     $20,755.

   Bell South                        Year-to-year rental; annual base rent $900.




Item 3.  Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 1999.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                            Part II

Item 5.  Market for Common Equity and Related Security Holder Matters

      The information under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
         --------------------
      The report of the independent auditors and financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.
         -----------------------------------------------------------------------


                           Part III

Item 9.  Trustees and Executive Officers of the Registrant
         -------------------------------------------------
Item 10. Executive Compensation
         ----------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
      The information called for by Items 9, 10, 11 and 12 is hereby incorporated by reference from registrant's definitive proxy statement.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------
      a.  Exhibits
          13 Annual report to stockholders
          27.1 Financial Data Schedule

      b.  Report on Form 8-K - none

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALMETTO REAL ESTATE TRUST

Date: March 17, 2000                       by: /s/ James A. Boling
                                           --------------------
                                           James A. Boling
                                           Chairman of the Board of Trustees

   Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                         DATE

/s/ William J. Ables             President                  March 17, 2000
---------------------                                       --------------
William J. Ables

/s/ Hunter Howard, Sr.           Vice-President             March 17, 2000
----------------------                                      --------------
Hunter Howard, Sr.

/s/ Melvin K. Younts             Secretary/Treasurer        March 17, 2000
---------------------                                       --------------
Melvin K. Younts

/s/ C. Laney Younts              Trustee                    March 17, 2000
--------------------                                        --------------
Laney Younts

/s/ Billy B. Huskey              Trustee                    March 17, 2000
-------------------                                         --------------
Billy B. Huskey

/s/ Hunter Howard, Jr.           Trustee                    March 17, 2000
----------------------                                      --------------
Hunter Howard, Jr.

/s/ R. Riggie Ridgeway           Trustee                    March 17, 2000
----------------------                                      --------------
R. Riggie Ridgeway

                               Palmetto Real Estate Trust
                                     45 Liberty Lane
                            Greenville, South Carolina  29607
                                    (864) 233-6007









                               PALMETTO REAL ESTATE TRUST

                                       Annual Report

                                      December 31, 1999

                               PALMETTO REAL ESTATE TRUST

                                      Annual Report

                                    December 31, 1999





                                        Contents

Independent Auditors' Report ................................................1

Audited Financial Statements

     Balance Sheet ..........................................................2

     Statements of Income ...................................................3

     Statements of Shareholders' Equity .....................................4

     Statements of Cash Flow ................................................5

     Notes to Financial Statements .......................................6 - 13

Common Stock Information ...................................................14

Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................15 - 16

Directors and Officers .....................................................17

                            Independent Auditors' Report


To the Board of Directors and Shareholders
Palmetto Real Estate Trust


We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 1999, and the related statements of income, shareholders' equity and cash flows for the two years ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 1999, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                    /s/ CRISP HUGHES EVANS LLP

Greenville, South Carolina
January 7, 2000

                             PALMETTO REAL ESTATE TRUST
                                    Balance Sheet
                                   December 31, 1999

                                       Assets
                                       ------
Real estate investments, at cost:
   Rental property, net of accumulated depreciation               $ 9,689,917
   Timberlands                                                         24,864
                                                                    ---------
         Total real estate investments                              9,714,781
                                                                    ---------
Other assets:
   Cash                                                               269,689
   Rent receivable                                                      6,446
   Note receivable                                                    201,703
   Deferred loan expense, net of
     accumulated amortization                                          24,798
                                                                    ---------
Total other assets                                                    502,638
                                                                    ---------
         Total assets                                            $ 10,217,417
                                                                   ==========

                        Liabilities and Shareholders' Equity
                        ------------------------------------
Liabilities:
   Mortgage notes payable                                        $  6,888,000
   Accounts payable and accrued expenses                              146,070
   Dividends payable                                                  297,088
   Deferred revenue                                                   137,926
                                                                    ---------
         Total liabilities                                          7,469,084
                                                                    ---------
Shareholders' equity:
   Shares of beneficial interest, $1 par value;
     5,000,000 shares authorized; 1,770,006 shares
     issued and outstanding                                         1,770,006
   Capital surplus                                                    498,734
   Undistributed earnings                                             479,593
                                                                    ---------
         Total shareholders' equity                                 2,748,333
                                                                    ---------
         Total liabilities and shareholders' equity              $ 10,217,417
                                                                   ==========



See accompanying notes to financial statements.

                            PALMETTO REAL ESTATE TRUST
                               Statements of Income
                       Years Ended December 31, 1999 and 1998

                                                   1999                 1998
Income:                                  -------              -------
     Rental income                           $ 1,781,988          $ 1,605,881
     Other income                                 40,777               21,622
                                               ---------            ---------
         Total income                          1,822,765            1,627,503
                                               ---------            ---------
Expenses:
     Depreciation and amortization               287,120              286,381
     Interest                                    500,465              468,628
     Repairs and maintenance                      77,527               55,346
     Property taxes                              169,849              156,887
     General and administrative                  210,693              190,688
                                               ---------            ---------
         Total expenses                        1,245,654            1,157,930
                                               ---------            ---------
Income from operations before income taxes       577,111              469,573
Gains on sale of real estate                      19,333                8,570
                                               ---------            ---------
Income before income taxes                       596,444              478,143
Income tax expense                                 6,300                5,000
                                               ---------            ---------
     Net income                              $   590,144          $   473,143
                                               =========            =========


Basic earnings per share of beneficial interest   $ 0.33          $      0.27
                                               =========            =========



See accompanying notes to financial statements.

                           PALMETTO REAL ESTATE TRUST
                        Statements of Shareholders' Equity
                      Years Ended December 31, 1999 and 1998

                           Shares of
                           Beneficial Interest
                           $1 Par Value           Capital   Undistributed
                           Shares       Amount    Surplus   Earnings      Total
                           ------       ------    -------   --------    -------
Balance at December 31,
  1997                  1,770,006   $1,770,006   $498,734   $478,152  $2,746,892

Net income                     -            -     473,143    473,143

Distributions to
   shareholders                -            -          -    (463,858)  (463,858)
                           ------       ------    -------   --------    -------
Balance at December 31,
 1998                   1,770,006    1,770,006    498,734    487,437   2,756,177

Net income                     -            -     590,144    590,144

Distributions to
   shareholders                -            -          -    (597,988)  (597,988)
                           ------       ------    -------   --------    -------
Balance at December 31,
  1999                  1,770,006   $1,770,006   $498,734   $479,593  $2,748,333
                        =========    =========    =======    =======   =========




See accompanying notes to financial statements.

                            PALMETTO REAL ESTATE TRUST
                             Statements of Cash Flows
                       Years Ended December 31, 1999 and 1998

                                                       1999               1998
Cash from operating activities:                       ------             ------
   Net income                                      $ 590,144          $ 473,143
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                          282,104            263,766
       Amortization of deferred expenses               5,016             22,615
       Gain on sale of real estate                   (19,333)            (8,570)
       (Increase) decrease in:
         Rent receivable                              25,840             10,721
       Increase (decrease) in:
         Accounts payable and accrued expenses         6,874             15,800
                                                     -------            -------
       Net cash provided by operating activities     890,645            777,475
                                                     -------            -------
Cash from investing activities:
   Property additions and improvements              (951,523)        (1,000,350)
   Proceeds from sale of property                      9,959                 -
   Collections on mortgage notes receivable           13,785             42,896
                                                     -------            -------
      Net cash used in investing activities         (927,779)          (957,454)
                                                     -------            -------
Cash from financing activities:
   Deferred loan costs                                (8,322)           (22,940)
   Principal payments on long-term debt             (238,000)        (4,644,000)
   Proceeds from long-term debt                      770,000          5,548,530
   Payment of dividends                             (517,733)          (469,257)
                                                     -------            -------
    Net cash provided by financing activities          5,945            412,333
                                                     -------            -------
Net increase (decrease) in cash                      (31,189)           232,354
Cash at beginning of year                            300,878             68,524
                                                     -------            -------
Cash at end of year                                $ 269,689          $ 300,878
                                                     =======            =======

Supplemental disclosures of cash flow information:
   Cash paid during the year:
     Interest                                      $ 501,198          $ 461,854
                                                     =======            =======
     Income taxes                                  $   6,004          $   5,364
                                                     =======            =======
Noncash transactions:
   Accrued dividends                               $  80,262          $   5,399
                                                     =======            =======



See accompanying notes to financial statements.

                         PALMETTO REAL ESTATE TRUST
                        Notes to Financial Statements
                               December 31, 1999


1.    Summary of Significant Accounting Policies

      Organization - Palmetto Real Estate Trust ("the Trust") has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in upstate South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

      Investments in Rental Property - Investments in rental property are recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

      The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 1999.

      Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Net deferred loan costs at December 31, 1999 amounted to:

      Deferred loan costs                          $ 42,249
      Accumulated amortization                       17,451
                                                    -------
                                                   $ 24,798
                                                    =======

      Basic Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 1999 and 1998.

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------



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

   Cash and Cash Equivalents - The Trust includes cash equivalents, defined as all highly liquid instruments purchased with a maturity of three months or less, when reporting cash and cash flows. At times, cash balances may exceed federally insured amounts. The Trust has not experienced any losses on such accounts and management does not believe the Trust is exposed to any significant credit risk on cash and cash equivalents.

   Revenue Recognition - Minimum rental income is recognized on a straight-line basis over the term of each lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes and insurance. All rent and other receivables from tenants are due from commercial building tenants located in the properties.

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------


2.    Investment in Rental Property and Gain on Sale of Real Estate


                                                                  Costs
                                                                  Capitalized
                                                                  Subsequent
                                        Initial Cost to Company   Acquisition
                                        -----------------------   -----------
                                                    Building and
Description                Encumbrances     Land    Improvements  Improvements
---------------------      ------------    ------   ------------  ------------
Aiken, SC                      $   -      $24,500      $ 33,123      $  1,350
Cateran Family Restaurant--
  Greenville, SC                   -       20,000        90,004            -
Reidville Road Brake and Car
  Wash--Spartanburg, SC            -       10,000        39,820            -
Enigma Spinx--Greenville, SC    654,500   350,000       670,000            -
Venture Park--Greenville, SC       -       11,000        81,017         3,125
Pleasantburg Shopping Center--
  Greenville, SC              2,435,500   977,759     1,739,570     1,250,171
Wade Hampton Property--
  Greenville, SC                   -       40,000       200,000        18,282
Willard Oil Property--
  Spartanburg, SC                  -       55,984        79,140            -
BP Oil--Greenville, SC             -      100,000       328,736            -
Laurens Road Property--
  Greenville, SC                   -       16,235        82,261         3,656
Transit Drive--Greenville, SC      -       50,000       175,000        19,213
Ace TV Rentals--Greenville, SC     -       50,000       160,000            -
Lesco--Greer, SC                   -       30,000       200,000            -
Tireama--Spartanburg, SC           -       26,000       234,000            -
CV Master--Spartanburg, SC         -       18,000       162,000        20,485
Atlas Services--Columbia, SC               75,000       670,000            -
Taylors Point Shopping Center--
  Greenville, SC              2,060,000   500,000     2,300,000         1,398
Atlas Services--Mauldin, SC                50,000       621,000            -
Potomac Place Shopping
  Center--Greenville, SC        972,000   150,000       850,350
Truegreen-Chemlawn--
  Greenville, SC                766,000   100,000       845,000            -
Other                              -           -             -        104,443
                               --------  --------      --------      --------
                             $6,888,000 $2,654,478   $9,561,021    $1,422,123
                              =========  =========    =========     =========

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------

                                                                   Life on Which
                  Gross Amount at Which                          Depreciation in
                  Carried at Close of Period                       Latest Income
-------------------------------------------------------------------    Statement
          Building and           Accumulated    Date of       Date        is
Land      Improvements   Total   Depreciation   Construction  Acquired Computed
--------  ------------  -------  ------------   ------------  -------- --------
 $24,500      $34,473   $58,973      $33,791         1966       1965       33

  20,000       90,004   110,004       90,004         1966       1974       25

  10,000       39,820    49,820       39,820         1970       1970       25
 350,000      670,000 1,020,000      271,066         (1)        1993      31/15
  11,000       84,142    95,142       52,108         1977       1979       25

 977,759    2,989,741 3,967,500    2,312,987         1965       1976       31

  40,000      218,282   258,282      136,354         1982       1983       25

  55,984       79,140   135,124       34,734         1993       1986       15
 100,000      328,736   428,736      283,069         1985       1986       25

  16,235       85,917   102,152       32,292         1973       1988       31
  50,000      194,213   244,213       54,175          (1)       1991       31
  50,000      160,000   210,000       38,942          (1)       1992       31
  30,000      200,000   230,000       27,917         1994       1994       39
  26,000      234,000   260,000       30,713          (1)       1994       39
  18,000      182,485   200,485       23,908          (1)       1994     39/20
  75,000      670,000   745,000       71,188         1995       1995       40

 500,000    2,301,398 2,801,398      234,792         1990       1995       40
  50,000      621,000   671,000       51,750         1996       1996       40

 150,000      850,350 1,000,350       26,590           -        1998       40

 100,000      845,000   945,000        3,521         1999       1999       40
      -       104,443   104,443       97,984           -      Various       7

 ---------  ----------  ----------   ---------
$2,654,478 $10,983,144 $13,637,622  $3,947,705
 =========  ==========  ==========   =========

 (1)  Construction date unavailable

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------

  The aggregate cost and accumulated depreciation for federal income tax purposes is $13,149,628 and $3,922,372 at December 31, 1999, respectively.

  Activity in the Trust's investment in real estate for the two years in the period ended December 31, 1999, is summarized as follows:

                                                       Years Ended December 31
                                                        1999             1998
         Investment in Real Estate                     ------           ------
         -------------------------
         Balance at beginning of year             $12,686,096      $11,685,746
         Acquisitions                                 951,526        1,000,350
                                                   ----------       ----------
         Balance at end of year                   $13,637,622      $12,686,096
                                                   ==========       ==========
         Accumulated Depreciation
         ------------------------
         Balance at beginning of year             $ 3,665,601      $ 3,401,835
         Depreciation expense                         282,104          263,766
                                                    ---------        ---------
         Balance at end of year                   $ 3,947,705      $ 3,665,601
                                                    =========        =========

   In September 1994, the Trust sold property located at 201 North Cedar Street in Summerville, South Carolina (Piggly Wiggly) with a net book value of $83,972 for $262,944. The entire sale was financed by the Trust (See Note
   3). The buyer's initial investment did not meet the criteria specified in Statement of Financial Accounting Standards 66 for recognition of the gain by the full accrual method, accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. Gain in the amount of $9,374 and $8,570 was recognized for 1999 and 1998, respectively, based on payments received on the note receivable. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. The Trust acquired property on East Blackstock Road and North Church Street (Tireama, Inc.) in Spartanburg, South Carolina, as part of this exchange.


3.    Mortgage Note Receivable

   The Trust received a $262,944 mortgage note receivable in connection with the sale of its Summerville property (Piggly Wiggly) in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $201,703 at December 31, 1999.

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------




4.    Mortgage Notes Payable

      Long-term debt at December 31, 1999 consists of the following:

        Term note payable in monthly payments of $2,000
          plus interest through November 2004, at 8.00%;
          final balloon payment due December 2004:
          collateralized by rental property located on
          Echelon Road in Greenville, SC.                             $ 766,000

        Term note payable in monthly payments of $2,000
          plus interest through September 2003, at 7.75%;
          final balloon payment due October 2003;
          collateralized by rental property located on
          Augusta Road in Greenville, SC.                               972,000

        Term note payable in monthly payments of $2,275
          plus interest through March 2003, at 7.75%;
          final balloon payment due April 2003;
          collateralized by rental property located on
          Haywood Road in Greenville, SC.                               654,500

        Term note payable in monthly payments of $8,225
          plus interest through March 2003, at 7.75%;
          final balloon payment due April 2003;
          collateralized by rental property located on
          Pleasantburg Drive in Greenville, SC.                       2,435,500

        Term note payable in monthly payments of $7,000
          plus interest through March 2003, at 7.75%;
          final balloon payment due April 2003;
          collateralized by rental property located on
          Wade Hampton Boulevard in Greenville, SC.                   2,060,000
                                                                      ---------
               Total mortgage notes payable                         $ 6,888,000
                                                                      =========

      Future maturities of debt at December 31, 1999 are as follows:

          2000                                 $  258,000
          2001                                    258,000
          2002                                    258,000
          2003                                  5,444,000
          2004                                    670,000
                                                ---------
                                               $6,888,000
                                                =========

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------


5.    Demand Note Payable

  The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $500,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at 8.5% and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 1999, there was no outstanding balance under the line of credit. During 1999, the maximum borrowing outstanding on the line of credit was approximately $165,000. The line expires in April 2000.

6.    Financial Instruments

  Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes receivable and payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The carrying value for note receivable and notes payable approximates fair value.

7.    Long-Term Rental Leases

   The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

          Year           Annual Base
          ----           -----------
          2000            $1,495,854
          2001             1,216,042
          2002               951,879
          2003               734,183
          2004               500,921
          Thereafter         815,791
                           ---------
                          $5,714,670

  Certain of the leases contain rentals contingent upon annual sales of the tenants and have renewal options for periods from one to five years. Contingent rentals recorded were approximately $3,000 for 1999 and $12,000 for 1998. Leases with renewal options generally contain escalation clauses.

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------


8.      Distributions to Shareholders

  Cash dividends of $517,733 and $469,257 were paid during the years ended December 31, 1999 and 1998, respectively. All dividends are distributions of earnings and not a return of capital.

9.      Related Party Transactions

  During the years ended December 31, 1999 and 1998, the Trust participated in transactions with several related parties including primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

  The following summarizes transactions with affiliates for the years ending December 31:

                                                1999              1998
                                               ------            ------
         Rental income                       $  4,200          $  4,200
         Repairs and maintenance                7,200             6,150
         General and administrative expenses   34,375            30,000

10.     Income Taxes

  A summary of income tax expenses for the years ending December 31, 1999 and 1998 follows:
                 Federal              State              Total
   1999          -------              -----              -----
      Current    $ 4,700            $ 1,600            $ 6,300

   1998
      Current    $ 3,700            $ 1,300            $ 5,000

  The difference between income before income taxes and taxable income is as follows:

                                              1999              1998
                                             ------            ------
         Income before income taxes        $596,444          $478,143
         Differences:
           Gain on sale of real estate       (9,374)           (8,570)
           Depreciation                      35,017            25,100
           Dividends paid deduction        (580,145)         (468,850)
           Capital gain distribution         (9,959)               -
           Other                             (1,449)           (1,147)
                                             ------            ------
           Taxable income                  $ 30,534          $ 24,676
                                             ======            ======

PALMETTO REAL ESTATE TRUST            Notes to Financial Statements (continued)
--------------------------------------------------------------------------------


  The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:
                                                 1999                     1998
                                                ------                   ------
         Income taxes at the statutory rate   $202,000                 $162,000
         State taxes net of federal benefits     1,000                    1,000
         Surtax exemption                      (12,000)                 (12,000)
         Dividend paid deduction              (184,700)                (146,000)
                                               -------                  -------
                                              $  6,300                 $  5,000
                                               =======                  =======

Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 1999 was 1,092.

Dividends - The dividends declared quarterly in 1999 and 1998 are as follows:
---------
                                                                      Per
         1999                                            Total        Share
        ------                                           -----        -----
      First Quarter                                   $ 88,500          .05
      Second Quarter                                   106,200          .06
      Third Quarter                                    106,200          .06
      Fourth Quarter                                   297,088         .168
                                                       -------         ----
                                                      $597,988         .338
                                                       =======         ====
                                                                      Per
         1998                                            Total        Share
        ------                                           -----        -----
      First Quarter                                   $ 70,032          .04
      Second Quarter                                    88,500          .05
      Third Quarter                                     88,500          .05
      Fourth Quarter                                   216,826        .1225
                                                       -------         ----
                                                      $463,858        .2625
                                                       =======         ====

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


Financial Condition
-------------------
During the fourth quarter of 1999, the Trust purchased property in Greenville, South Carolina for $945,000. This purchase was partially financed by obtaining a mortgage in the amount of $770,000, payable in monthly installments of $2,000 plus interest at 8.00% through November 2004, with a final balloon payment of $650,000 due on that date.


Results of Operations
---------------------
Rental income has increased by approximately 11% in 1999 as a result of the acquisition of an additional property acquired in 1998 which produced additional rental income of approximately $163,000. The Trust intends to continue to invest in profitable income-producing properties that will command long-term leases.

Depreciation expense and property taxes increased for 1999 due to the purchase of new property. Repairs and maintenance increased in 1999 due to roof repairs, HVAC and glass replacement, and painting that were not required in 1998.

The gain of $19,333 recognized during 1999 includes $9,374 of deferred gain on sale of property being recognized on the installment method and $9,959 recognized from the sale of property in 1999.

Liquidity and Capital Resources
-------------------------------
The primary liquid asset of the Trust is cash. Cash provided by operating activities was $890,645 in 1999 and $777,475 in 1998. The cash provided was used for the repayment of debt and payment of dividends. The Trust showed net cash used during 1999 of $31,189 as compared to net cash provided in 1998 of $232,354.

Because it holds noncancelable leases with most of its tenants, the Trust is reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within the next year are being negotiated and management does not expect a significant negative impact on liquidity. At this time, there are no significant vacant properties. Known future commitments of the Trust include the repayment of its debt and certain noncancelable tenant leases, both of which are described in the financial statements filed as part of this annual report. Past capital acquisitions and improvements have been financed through funds provided from operations and proceeds from long-term debt. Future capital expenditures are contingent upon the availability of funds as determined by the board of trustees. Dividend payments to shareholders are discretionary and require the board of trustees' approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

During 1999, the Trust established a plan to address Year 2000 issues by purchasing software updates from its sole data processing vendor which are Year 2000 compliant. No adverse effects of the Year 2000 have been noted by the Trust as of date of this filing. The Trust has a reasonable basis to conclude that the Year 2000 issues will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

As with all businesses, inflation has an effect on the operations of the Trust, particularly with maintenance costs and property taxes. The Trust is attempting to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

                          PALMETTO REAL ESTATE TRUST
                               BOARD OF TRUSTEES
                               December 31, 1999

                                   OFFICERS

                                James A. Boling
                        Chairman of the Board of Trustees

                                William J. Ables
                                   President

                                Hunter Howard, Sr.
                                 Vice President

                                 Melvin K. Younts
                                Secretary/Treasurer

                                 C. Laney Younts
                                    Trustee

                                  Billy B. Huskey
                                    Trustee

                                  Hunter Howard, Jr.
                                    Trustee

                                  R. Riggie Ridgeway
                                    Trustee

                                 INDEPENDENT AUDITORS
                                 Crisp Hughes Evans LLP

                                     GENERAL COUNSEL
                               Younts, Alford, Brown & Goodson