Form 10QSB
period 2000-03-31
PALMETTO REAL ESTATE TRUST
filed 2000-05-15
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ___________ TO _________ .

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

Issuer's telephone number, including area code: (864) 233-6007
                                                --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    [ X ]                            No   [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 2000 was 1,770,006.

Transitional Small Business Disclosure Format:

     Yes    [    ]                           No   [ X ]

                         PALMETTO REAL ESTATE TRUST
                        Quarterly Report on Form 10-QSB
                 For the Quarterly Period Ended March 31, 2000


                             Form 10-QSB Index


Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited Balance Sheet at  March 31, 2000 . . . . . .1

                  Unaudited Statements of Income and Undistributed
                    Earnings for the Three Months Ended
                    March 31, 2000 and 1999. . . . . . . . . . . . . . .2

                  Unaudited Statements of Cash Flows for the Three
                    Months Ended March 31, 2000 and 1999 . . . . . . . .3

                  Notes to Unaudited Financial Statements. . . . . . . .4

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . .5


Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings  . . . . . . . . . . . . . . . . . .6
Item 2.           Changes in Securities  . . . . . . . . . . . . . . . .6
Item 3.           Defaults Upon Senior Securities  . . . . . . . . . . .6
Item 4.           Submission of Matters to a Vote of Security Holders. .6
Item 5.           Other Information  . . . . . . . . . . . . . . . . . .6
Item 6.           Exhibits and Reports on Form 8-K   . . . . . . . . . .6
                  Signatures . . . . . . . . . . . . . . . . . . . . . .7
                  Financial Data Schedule  . . . . . . . . . . . . . 8 -9

                         PALMETTO REAL ESTATE TRUST
                             Balance Sheet
                             (unaudited)
                             March 31, 2000


                               Assets
                               ------
Real estate investments, at cost:
Rental property, net of accumulated depreciation        $ 9,630,466
Timberlands                                                  24,864
                                                          ---------
               Total real estate investments              9,655,330

Other assets:
Cash                                                        109,427
Rent receivable                                               2,070
Note receivable                                             198,059
Deferred loan expense, net of accumulated amortization       23,198
                                                          ---------
               Total other assets                           332,754
                                                          ---------
     Total assets                                       $ 9,988,084
                                                          =========

                Liabilities and Shareholders' Equity
                ------------------------------------
Liabilities:
Mortgage notes payable                                  $ 6,848,500
Accounts payable and accrued expenses                        79,620
Deferred revenue                                            135,370
Income taxes payable                                          1,000
                                                          ---------
                                                          7,064,490
Shareholders' equity:
Shares of beneficial interest, $1 par value; 5,000,000
 shares authorized; 1,770,006 shares issued and
 outstanding                                              1,770,006
Capital surplus                                             498,734
Undistributed earnings                                      654,854
                                                          ---------
          Total shareholders' equity                      2,923,594
                                                          ---------
     Total liabilities and shareholders' equity         $ 9,988,084
                                                          =========





The accompanying notes are an integral part of these financial statements.0

                         PALMETTO REAL ESTATE TRUST
                Statements of Income and Undistributed Earnings
             For the Three Months Ended March 31, 2000 and 1999




                                                         Three Months Ended
                                                               March 31,
                                                          2000         1999
                                                         ------       ------
                                                             (unaudited)
Income:
  Rental income                                       $ 479,083    $ 462,584
  Other income                                            5,527        4,859
                                                         ------       ------
    Total income                                        484,610      467,443
                                                         ------       ------

Expenses:
  Depreciation and amortization                          76,444       65,504
  Interest                                              134,921      136,565
  Repairs and maintenance                                16,357       16,087
  Property taxes                                         42,600       45,422
  General and administrative                             40,590       42,511
                                                         ------       ------
    Total expenses                                      310,912      311,310
                                                         ------       ------

Income from operations before income taxes              173,698      156,133
Gain on sale of real estate                               2,563        2,344
Income before income taxes                              176,261      158,477
Income tax expense                                        1,000        1,000
                                                         ------       ------
    Net income                                          175,261      157,477


Undistributed earnings, beginning                       479,593      487,437
                                                         ------       ------
Undistributed earnings, ending                       $  654,854   $  644,914
                                                        =======      =======

Basic earnings per share of beneficial interest      $      .10   $      .09
                                                        =======      =======



The accompanying notes are an integral part of these financial statements.

                         PALMETTO REAL ESTATE TRUST
                          Statements of Cash Flows
             For the Three Months Ended March 31, 2000 and 1999



                                                        Three Months Ended
                                                              March 31,
                                                        2000          1999
                                                       ------        ------
                                                           (unaudited)
Cash flows from operating activities:
  Net income                                        $ 175,261     $ 157,477

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation expense                               74,844        69,541
    Amortization of deferred expenses                   1,600         1,184
    Gain on sale of real estate                        (2,556)       (2,344)
    (Increase) decrease in:
     Rent receivable                                    4,376        11,045
    Increase (decrease) in:
     Accounts payable and accrued expenses            (66,450)      (30,727)
     Income taxes payable                               1,000         1,000
                                                      -------       -------
       Net cash provided by operating activities      188,075       207,176
                                                      -------       -------
Cash flows from investing activities:
  Collections of mortgage note receivable               3,644         3,331
  Property additions and improvements                 (15,393)       (5,129)
                                                      -------       -------
       Net cash used in investing activities          (11,749)       (1,798)
                                                      -------       -------
Cash flows from financing activities:
  Payments on mortgage notes payable                  (39,500)      (58,500)
  Payment of dividends                               (297,088)     (216,826)
                                                      -------       -------
       Net cash used in financing activities         (336,588)     (275,326)
                                                      -------       -------
Decrease in cash                                     (160,262)      (69,948)
Cash at beginning of period                           269,689       300,878
                                                      -------       -------
Cash at end of period                               $ 109,427     $ 230,930
                                                      =======       =======




The accompanying notes are an integral part of these financial statements.

                         PALMETTO REAL ESTATE TRUST
                         Notes to Financial Statements
                               March 31, 2000



(1)  Basis of Presentation

     The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)  Interim Periods

     In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition

        There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1999 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

        Results of Operations - Three months ended March 31, 2000 compared to three months ended March 31, 1999.

        Income from operations for the three months ended March 31, 2000 increased approximately 8% as compared to the same period in 1999. Rental income increased due to higher rental rates and the acquisition of new rental property in the fourth quarter of 1999.

        Depreciation increased during the first quarter of 2000 compared to the first quarter of 1999 as a result of acquiring new property during the fourth quarter of 1999. All other expenses remained relatively stable.

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

        B.   Reports on Form 8-K:          None

SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PALMETTO REAL ESTATE TRUST


May 9, 2000                      By: /s/ Bill Franks
-----------                          ---------------
Date                                 Bill Franks
                                     Property Manager
                                    (Principal Financial and Accounting Officer)

May 9, 2000                      By: /s/ James A. Boling
-----------                          -------------------
Date                                 James A. Boling
                                     Chairman
                                    (Principal Executive Officer)