Form 10QSB
period 2000-06-30
PALMETTO REAL ESTATE TRUST
filed 2000-08-14
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          JUNE 30, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO       .

Commission file number 0-179

PALMETTO REAL ESTATE TRUST

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Liberty Lane Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

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

Yes  [X]     No  [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 2000 was 1,770,006.

Transitional Small Business Disclosure Format:

Yes  [  ]     No  [ X ]

PAGE

PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2000

Form 10-QSB Index

PAGE

PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
June 30, 2000

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$9,562,014
Timberlands	24,864
Total real estate investments	9,586,878
Other assets:
Cash	206,283
Rent receivable	2,635
Note receivable	194,333
Deferred loan expense, net of accumulated amortization	21,597
Total other assets	424,848
Total assets	$10,011,726

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	$6,759,000
Accounts payable and accrued expenses	115,619
Income taxes payable	2,000
6,876,619
Shareholders' equity:
Shares of beneficial interest, $1 par value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	866,647
Total shareholders' equity	3,135,107
Total liabilities and shareholders' equity	$10,011,726

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
For the Three and Six Months Ended June 30, 2000 and 1999

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Income:
Rental income	$ 486,159	$ 421,018	$ 965,242	$ 883,602
Other income	5,118	4,943	10,365	9,802
Total income	491,277	425,961	975,607	893,404
Expenses:
Depreciation and amortization	76,577	70,725	153,021	141,450
Interest	135,411	89,819	270,332	226,384
Repairs and maintenance	8,805	18,112	25,162	34,199
Property taxes	42,600	45,422	85,200	90,844
General and administrative	44,078	58,556	84,668	101,067
Total expenses	307,471	282,634	618,383	593,944
Income from operations before income taxes	183,806	143,327	357,224	299,460
Gain on sale of real estate	135,370	2,343	137,933	4,687
Income before income taxes	319,176	145,670	495,157	304,147
Income tax expense	(1,000)	(1,000)	(2,000)	(2,000)
Net income	318,176	144,670	493,157	302,147
Undistributed earnings, beginning	654,574	644,914	479,593	487,437
Dividends paid	106,383	88,507	106,383	88,507
Undistributed earnings, ending	$866,367	$701,077	$866,367	$701,077
Basic earnings per share of beneficial interest	$.18	$.08	$.28	$.17

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999

	Six Months Ended
	June 30,
	2000	1999
	(unaudited)
Cash flows from operating activities:
Net income	$ 493,157	$ 302,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,819	139,081
Amortization of deferred expenses	3,202	2,369
Gain on sale of real estate	(137,933)	(4,687)
(Increase) decrease in:
Rent receivable	3,811	24,380
Increase (decrease) in:
Accounts payable and accrued expenses	(30,451)	(32,754)
Income taxes payable	2,000	2,000
Net cash provided by operating activities	483,605	432,536
Cash flows from investing activities:
Property additions and improvements	(21,916)	(5,130)
Collections of mortgage note receivable	7,370	6,738
Net cash provided by (used in) investing activities	(14,546)	1,608
Cash flows from financing activities:
Payments on mortgage notes and demand note payable	(129,000)	(117,000)
Payment of dividends	(403,465)	(305,333)
Net cash used in financing activities	(532,465)	(422,333)
Increase (decrease) in cash	(63,406)	11,811
Cash at beginning of period	269,689	300,878
Cash at end of period	$ 206,283	$ 312,689

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
Notes to Financial Statements
June 30, 2000

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

(2)     Interim Periods

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)     Deferred Revenue

During the quarter ended June 30, 2000, the Trust recognized the remainder of the installment sale gain of $137,933 in accordance with Financial Accounting Standards 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest $.08 per share but has no tax effect for the Trust.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1999 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations - Six months ended June 30, 2000 compared to six months ended June 30, 1999.

Net income for the six months ended June 30, 2000 increased approximately 60% as compared to the same period in 1999. Rental income increased due to higher rental rates and the acquisition of new rental property in the fourth quarter of 1999.

During the quarter ended June 30, 2000, the Trust recognized the remainder of the installment sale gain of $137,933 in accordance with Financial Accounting Standards 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest $.08 per share but has no tax effect for the Trust.

Expenses related to real estate held for rental increased during the second quarter of 2000 compared to the second quarter of 1999 as a result of acquiring new property during the fourth quarter of 1999. General and administrative expenses for the six months ended June 30, 2000 decreased due to a reduction in bad debts during the quarter ended June 30, 2000.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Trust ("Meeting") was held on June 1, 2000. The results of the vote on the matters presented at the Meeting were as follows:

  The following individuals were elected as trustees, each for a one-year term:

	Vote For	Vote Against	Abstain
James A Boling	1,237,422	-0-	-0-
William J. Ables	1,237,422	-0-	-0-
S. Hunter Howard, Sr.	1,237,422	-0-	-0-
Melvin K. Younts	1,237,422	-0-	-0-
S. Hunter Howard, Jr.	1,237,422	-0-	-0-
Billy B. Huskey	1,237,422	-0-	-0-
R. Riggie Ridgeway	1,237,422	-0-	-0-
C. Laney Younts	1,237,422	-0-	-0-

  Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:

For 1,237,422	Against -0-;	Abstain -0-

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

PALMETTO REAL ESTATE TRUST

August 9, 2000	By: /s/ Bill Franks
Date	Bill Franks
Property Manager
(Principal Financial and Accounting Officer)

August 9, 2000	By: /s/ James A. Boling
Date	James A. Boling
Chairman
(Principal Executive Officer)