Form 10QSB
period 2000-09-30
PALMETTO REAL ESTATE TRUST
filed 2000-11-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        SEPTEMBER 30, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM         TO        .

Commission file number 0-179

PALMETTO REAL ESTATE TRUST
(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

45 Liberty Lane Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ]          No [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 2000 was 1,770,006.

Transitional Small Business Disclosure Format:

Yes [     ]        No [ X ]

PAGE

PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended September 30, 2000

Form 10-QSB Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Balance Sheet at September 30, 2000	. . . . . . . . 1
	Unaudited Statements of Income and Undistributed Earnings for the Three Months and Nine Months Ended September 30, 2000 and 1999	. . . . . . . . 2
	Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	. . . . . . . . 3
	Notes to Unaudited Financial Statements	. . . . . . . . 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	. . . . . . . . 5

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	. . . . . . . . 6
Item 2.	Changes in Securities	. . . . . . . . 6
Item 3.	Defaults Upon Senior Securities	. . . . . . . . 6
Item 4.	Submission of Matters to a Vote of Security Holders	. . . . . . . . 6
Item 5.	Other Information	. . . . . . . . 6
Item 6.	Exhibits and Reports on Form 8-K	. . . . . . . . 6
	Signatures	. . . . . . . . 7

PAGE

PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
September 30, 2000

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 9,490,438
Timberlands	24,864
Total real estate investments	9,515,302

Other assets:
Cash	335,280
Rent receivable	5,717
Note receivable	190,522
Deferred loan expense, net of accumulated amortization	19,996
Total other assets	551,515
Total assets	$10,066,817

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	$ 6,694,500
Accounts payable and accrued expenses	146,335
Income taxes payable	3,000
Total Liabilities	6,843,835

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	954,242
Total shareholders' equity	3,222,982
Total liabilities and shareholders' equity	$10,066,817

PAGE

PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
(Unaudited)
For the Three Months and Nine Months Ended September 30, 2000 and 1999

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Income:
Rental income	$ 480,595	$ 461,750	$ 1,445,837	$ 1,345,352
Other income	10,783	5,627	21,148	15,429
Total income	491,378	467,377	1,466,985	1,360,781

Expenses:
Depreciation and amortization	76,664	70,725	229,685	212,177
Interest	114,860	129,415	385,192	355,797
Repairs and maintenance	23,418	18,404	48,580	52,603
Property taxes	47,904	45,422	133,104	136,266
General and administrative	33,552	39,974	118,220	141,041
Total expenses	296,398	303,940	914,781	897,884
Income from operations before income taxes	194,980	163,437	552,204	462,897
Gain on sale of real estate	-	2,344	137,933	7,031
Income before income taxes	194,980	165,781	690,137	469,928
Income tax expense	(1,000)	(1,000)	(3,000)	(3,000)
Net income	193,980	164,781	687,137	466,928
Undistributed earnings, beginning	866,367	701,077	479,593	487,437
Dividends paid	106,105	106,201	212,488	194,708
Undistributed earnings, ending	$ 954,242	$ 759,657	$ 954,242	$ 759,657

Basic earnings per share of beneficial interest	$ .11	$ .09	$ .39	$ .26

PAGE

PALMETTO REAL ESTATE TRUST
 Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999

	Nine Months Ended
	September 30,
	2000	1999
	(unaudited)
Cash flows from operating activities:
Net income	$ 687,137	$ 466,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,882	208,622
Amortization of deferred expenses	4,803	3,555
Gain on sale of real estate	(137,933)	(7,031)
(Increase) decrease in:
Rent receivable	729	24,790
Increase (decrease) in:
Accounts payable and accrued expenses	265	14,270
Income taxes payable	3,000	3,000
Net cash provided by operating activities	782,883	714,134

Cash flows from investing activities:
Property additions and improvements	(25,403)	(5,130)
Collections of mortgage note receivable	11,181	10,222
Net cash provided by investing activities	(14,222)	5,092

Cash flows from financing activities
Payments on mortgage notes and demand note payable	(193,500)	(177,500)
Payment of dividends	(509,570)	(411,534)
Net cash used in financing activities	(703,070)	(589,034)
Increase in cash	65,591	130,192
Cash at beginning of period	269,689	300,878
Cash at end of period	$ 335,280	$ 431,070

PAGE

PALMETTO REAL ESTATE TRUST
Notes to Interim Financial Statements
September 30, 2000

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

(2)     Interim Periods

 In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)     Deferred Revenue

 During the quarter ended June 30, 2000, the Trust recognized the remainder of the installment sale gain of $137,933 in accordance with Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest $.08 per share but has not tax effect for the Trust.

PAGE

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations

Financial Condition

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1999 other than debt payments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations - Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

Net income for the nine months ended September 30, 2000 increased approximately 47% as compared to the same period in 1999. Rental income increased due to higher rental rates and additional rental properties.

During the quarter ended June 30, 2000, the Trust recognized the remainder of the installment sale gain of $137,933 in accordance with Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest $.08 per share but has no tax effect for the Trust.

Expenses related to real estate held for rental increased during the third quarter of 2000 compared to the third quarter of 1999 as a result of acquiring new property during the fourth quarter of 1999. For the nine months ended September 30, 1999, bad debts of $17,000 were written off, resulting in higher general and administrative expenses for that period compared to the nine months ended September 30, 2000.

PAGE

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Trust is a party or to which any of its property is the subject.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

       A.   Exhibit 27.1     Financial Data Schedule

       B.   Reports on Form 8-K:     None.

PAGE

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

November 1, 2000	By:	/s/ Bill Franks
Date		Bill Franks
Property Manager
(Principal Financial and Accounting Officer)
November 1, 2000	By:	/s/ James A. Boling
Date		James A. Boling
Chairman
(Principal Executive Officer)