Form 10KSB40
period 2000-12-31
PALMETTO REAL ESTATE TRUST
filed 2001-04-02
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

(continued)

PAGE

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB                  [x]

The issuer's revenues for its most recent fiscal year:                  $1,949,249

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 15, 2001:
Shares of Beneficial Interest                 1,770,006

Documents Incorporated by Reference

1.   Portions of Annual Report to Stockholders for the year ended December 31, 2000 ("Annual Report") in Part II.

2.   Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders in Part III.

2

PAGE

Part I

Item 1.     Business

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2000, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

The leases do not require the Trust to furnish any services to tenants. The Trust has no full-time employees and is engaged in no lines of business other than real estate investments. The Trust does not at present, nor in the future, intend to purchase property primarily for resale. The Trust is not involved in any type of research or development activities, and is not affiliated with any foreign corporation.

Item 2.     Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.  Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2000. Annual base rent $9,600; property taxes for 2000--$2,125.

3

PAGE

B.  Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $34,458; three-year lease expires October 31, 2002; property taxes for 2000--$4,106.

C.  Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building; 3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); a month-to-month rental; property taxes for 2000--$4,548.

D.  Dove Cleaners, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; and is vacant; property taxes for 2000--$1,758.

E.  Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2000--$627,200; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

F.  Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2000--$2,480.
Principal Tenants	Lease Arrangements
Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $15,300.

Jaguar South	One-year lease expires April 30, 2001. Annual base rent $9,900.

4

PAGE

G.  Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2000--$2,336,800; collateral for line of credit balance of $-0-; property taxes for 2000--$95,389.
Principal Tenants	Lease Arrangements
Belk-Simpson Company	Carpet and furniture sales. Five-year lease expires January 31, 2004; 48,000 square feet. Annual base rent $159,072.

Book Rack	Month-to-month rental. Annual base rent $10,080.

The Open Book	Five-year lease expires September 30, 2002; 16,000 square feet. Annual base rent $72,000.

American General	Five-year lease expires June 30, 2004. Annual base rent $8,640.

Alpha Beauty School	Five-year lease expires May 31, 2004. Annual base rent $15,180.

Joey's Inc.	Three-year lease expires April 30, 2001. Annual base rent $15,480.

Mother's Love	Annual base rent $3,960. Month-to-month rental.

Olan Mills Studio	Five-year lease expires April 30, 2001. Annual base rent $6,900.

Pleasantburg Shoe Service	Three-year lease expires January 31, 2003. Annual base rent $5,400.

SharMari Hair Extraordinaire	Two-year lease expires January 31, 2003. Annual base rent $5,520.

Simply the Best	One-year lease expires January 31, 2001. Annual base rent $12,780.

5

PAGE

G.  Pleasantburg Shopping Center (continued)
Principal Tenants	Lease Arrangements
The Underground	Three-year lease expires August 31, 2002. Annual base rent $16,380.

Gregory's Boutique	Two-year lease expires March 31, 2001. Annual base rent $10,800.

Fred A. Fuller Appliances	Three-year lease expires February 28, 2003. Annual base rent $14,056.

Wilson's 5 cents to $1.00	Five-year lease expires January 31, 2005. Annual base rent $39,084.

Branch Banking & Trust Co.	Five-year lease expires December 31, 2003. Annual base rent $10,800.

Nichole's	Two-year lease expires May 31, 2003. Annual base rent $5,400.

Novelty Shop	Three-year lease expires March 31, 2003. Annual base rent $31,632.

A & E Enterprises	Three-year lease expires March 31, 2003. Annual base rent $56,700.

The Great Escape	Five-year lease expires January 31, 2005; 16,000 square feet. Annual base rent $54,000.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Living Color	Three-year lease expires January 31, 2003. Annual base rent $4,800.

6

PAGE

G.  Pleasantburg Shopping Center (continued)
Principal Tenants	Lease Arrangements
Act II	Month-to-month rental. Annual base rent $5,100.

King David Salon	Two-year lease expires June 30, 2003. Annual base rent $5,700.

Best Upholstering	Three-year lease expires November 30, 2002. Annual base rent $8,100.

Manifest Discs & Tapes	Five-year lease expires January 31, 2002. Annual base rent $52,500.

Borderlands	Three-year lease expires January 31, 2003. Annual base rent $22,920.

Half Moon Outfitters	Two-year lease expires May 31, 2002. Annual base rent $31,536.

H.  Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 2000--$6,757.

Principal Tenants	Lease Arrangements
Mr. Curtis Hair Design	Three-year option expires August 31, 2001. Annual base rent $7,200.

Filter Queen	Three-year lease expires May 31, 2002. Annual base rent $6,171.

Check World	Three-year lease expires May 31, 2003. Annual base rent $8,280.

Jay Mac Photography	Three-year lease expires August 31, 2001. Annual base rent $6,600.

7

PAGE

H.  Wade Hampton Property (continued)
Principal Tenants	Lease Arrangements
Beltone Hearing Aid Center	Three-year lease expires June 30, 2001. Annual base rent is $10,560.

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

K.  Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2000--$2,076.
Principal Tenants	Lease Arrangements
Playhouse Fashions	One-year lease expires April 30, 2001. Annual base rent $12,000.

Family Alteration Shop	Three-year lease expires April 30, 2001. Annual base rent $6,384.

Before-N-After Salon	Three-year lease expires May 31, 2003. Annual base rent - $7,590.

L.  Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $35,940; three-year lease expires July 14, 2003; property taxes paid by tenant.

M.  Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; seven-year lease expires April 30, 2001; annual base rent $30,000.

8

PAGE

N.  Brake Experts, 544 North Church Street, Spartanburg, South Carolina; block and masonry building; approximately 3,500 square feet; acquired in 1994; no mortgages or liens, annual base rent $19,800, ten-year lease expires May 31, 2007; property taxes paid by tenant.

O.  Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2005; property taxes paid by tenant.

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

R.  TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2000 - $742,000; annual base rent - $89,700; eight-year lease expires November 14, 2007; property taxes paid by tenant.

S.  Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2000 - $1,976,000; property taxes for 2000--$40,975.
Principal Tenants	Lease Arrangements
Truett Automotive	Three-year lease expires July 30, 2002; 7,500 square feet. Annual base rent $42,000.

American General Finance	Three-year lease expires May 31, 2001. Annual base rent $23,352.

Partyland	Five-year lease expires July 31, 2004; 6,400 square feet. Annual base rent $66,000.

Brenda's Boutique	Three-year lease expires January 31, 2003. Annual base rent $11,220.

Foremost Insurance	One-year lease expires August 31, 2001. Annual base rent is $7,306.

9

PAGE

S.  Taylors Point Shopping Center (continued)
Principal Tenants	Lease Arrangements
Hardee's Restaurant	Fifteen-year lease expires December 30, 2004. Annual base rent $22,200.

Harvey's Family Restaurant	Three-year lease expires April 30, 2002. Annual base rent $20,400.

Little Caesar's Pizza	One-year lease expires May 14, 2001. Annual base rent $19,680.

Impressions	Three-year lease expires April 30, 2002. Annual base rent $8,760.

Jackson Hewitt	One-year five-month lease expires April 30, 2001. Annual base rent $15,000.

Great Wall	Five-year lease expires October 31, 2001. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires January 31, 2005. Annual base rent $22,524.

All In a Basket	Two-year lease expires February 28, 2001. Annual base rent $10,500.

Med Four LLC	Three-year lease expires November 30, 2003. Annual base rent $66,000.

Midway Barber Shop	One-year lease expires March 31, 2001. Annual base rent $12,000.

On Deck Circle	Month-to-month rental. Annual base rent $8,100.

10

PAGE

T.  Potomac Place Shopping Center – 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2000--$948,000; property taxes for 2000--$19,625.
Principal Tenants	Lease Arrangements
Advance Auto	Five-year lease expires December 31, 2004; 6,574 square feet; annual base rent $39,444.

Corner Pub	Three-year lease expires June 30, 2001. 1,700 square feet; annual base rent $15,711.

Generation Gap	Three-year lease expires February 15, 2002; 1,700 square feet; annual base rent $11,025.

Goodwill Industries	Five-year lease expires November 30, 2002; 3,500 square feet; annual base rent $20,700.

Rainbow Rental	Five-year lease expires May 31, 2003; 7,512 square feet; annual base rent $31,926.

Sarah's Kitchen	Five-year lease expires November 30, 2003; 2,500 square feet; annual base rent $20,755.

Bell South	Year-to-year rental; annual base rent $900.

Item 3.     Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2000.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

11

PAGE

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

Item 13.    Exhibits and Reports on Form 8-K

a.      Exhibits:
        13 Annual report to stockholders

b.      Report on Form 8-K - none

12

PAGE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

Date:   March 17, 2001                                                                  by: /s/ James A. Boling

James A. Boling
Chairman of the Board of Trustees

       Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William J. Ables William J. Ables	President	March 17, 2001

/s/ Hunter Howard, Sr. Hunter Howard, Sr.	Vice- President	March 17, 2001

/s/ Melvin K. Younts Melvin K. Younts	Secretary/Treasurer	March 17, 2001

/s/ C. Laney Younts Laney Younts	Trustee	March 17, 2001

/s/ Billy B. Huskey Billy B. Huskey	Trustee	March 17, 2001

/s/ Hunter Howard, Jr. Hunter Howard, Jr.	Trustee	March 17, 2001

/s/ R. Riggie Ridgeway R. Riggie Ridgeway	Trustee	March 17, 2001

13

PAGE

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Palmetto Real Estate Trust
45 Liberty Lane
Greenville, South Carolina 29607
(864) 233-6007

PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2000

PAGE

PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2000

Contents

Independent Auditors' Report	.........................................................................................................	1

Audited Financial Statements

Balance Sheet	.........................................................................................................	2

Statements of Income	.........................................................................................................	3

Statements of Shareholders' Equity	.........................................................................................................	4

Statements of Cash Flow	.........................................................................................................	5

Notes to Financial Statements	.........................................................................................................	6-13

Common Stock Information	.........................................................................................................	14

Management's Discussion and Analysis of Financial Condition and Results of Operations	.........................................................................................................	15-16

Directors and Officers	.........................................................................................................	17

PAGE

Independent Auditors' Report

To the Board of Directors and Shareholders
Palmetto Real Estate Trust

We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 2000, and the related statements of income, shareholders' equity and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 2000, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ CRISP HUGHES EVANS LLP

Greenville, South Carolina
January 11, 2001

PAGE

PALMETTO REAL ESTATE TRUST

Balance Sheet

December 31, 2000

Assets
Real estate investments, at cost:
Rental property, net of accumulated depreciation	9,430,274
Timberlands	24,864
Total real estate investments	9,455,138
Other assets:
Cash	323,909
Rent receivable	3,679
Note receivable	187,933
Deferred loan expense, net of accumulated amortization	18,395
Total other assets	533,916
Total assets	$ 9,989,054

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	6,630,000
Accounts payable and accrued expenses	142,161
Dividend payable	333,687
Total liabilities	7,105,848
Shareholders' equity:
Shares of beneficial interest, $1 par value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	614,466
Total shareholders' equity	2,883,206
Total liabilities and shareholders' equity	9,989,054

See accompanying notes to financial statements

PAGE

PALMETTO REAL ESTATE TRUST

Statements of Income

Years Ended December 31, 2000 and 1999

	2000	1999
Income:
Rental income	1,925,224	1,781,988
Other income	24,025	40,777
Total income	1,949,249	1,822,765
Expenses:
Depreciation and amortization	306,396	287,120
Interest	535,658	500,465
Repairs and maintenance	59,861	77,527
Property taxes	184,287	169,849
General and administrative	188,831	210,693
Total expenses	1,275,033	1,245,654
Income from operations before income taxes	674,216	577,111
Gains on sale of real estate	137,934	19,333
Income before income taxes	812,150	596,444
Income tax expense	7,200	6,300
Net income	$804,950	$590,144
Basic earnings per share of beneficial interest	$0.45	$0.33

See accompanying notes to financial statements

PAGE

PALMETTO REAL ESTATE TRUST

Statements of Shareholders' Equity

Years Ended December 31, 2000 and 1999

	Shares of Beneficial Interest $1 Par Value		Capital	Undistributed
	Shares	Amount	Surplus	Earnings	Total
Balance at December 31, 1997	1,770,006	$ 1,770,006	$ 498,734	$ 478,152	$ 2,746,892
Net income	-	-	-	473,143	473,143
Distributions to shareholders	-	-	-	(463,858)	(463,858)
Balance at December 31, 1998	1,770,006	1,770,006	498,734	487,437	2,756,177
Net income	-	-	-	590,144	590,144
Distributions to shareholders	-	-	-	(597,988)	(597,988)
Balance at December 31, 1999	1,770,006	1,770,006	498,734	479,593	2,748,333
Net income	-	-	-	804,950	804,950
Distributions to shareholders	-	-	-	(670,077)	(670,077)
Balance at December 31, 2000	1,770,006	$1,770,006	$498,734	$614,466	$2,883,206

See accompanying notes to financial statements

PAGE

PALMETTO REAL ESTATE TRUST

Statements of Cash Flows

Years Ended December 31, 2000 and 1999

	2000	1999
Cash from operating activities:
Net income	804,950	590,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	299,993	282,104
Amortization of deferred expenses	6,403	5,016
Gain on sale of real estate	(137,934)	(19,333)
(Increase) decrease in:
Rent receivable	2,767	25,840
Increase (decrease) in:
Accounts payable and accrued expenses	(4,022)	6,874
Net cash provided by operating activities	972,157	890,645
Cash from investing activities:
Property additions and improvements	(40,350)	(951,523)
Proceeds from sale of property	-	9,959
Collections on mortgage notes receivable	13,770	13,785
Net cash used in investing activities	(26,580)	(927,779)
Cash from financing activities:
Deferred loan costs	-	(8,322)
Principal payments on long-term debt	(258,000)	(238,000)
Proceeds from long-term debt	-	770,000
Payment of dividends	(633,357)	(517,733)
Net cash provided by financing activities	(891,357)	5,945
Net increase (decrease) in cash	54,220	(31,189)
Cash at beginning of year	269,689	300,878
Cash at end of year	323,909	269,689
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	536,390	501,198
Income taxes	7,407	6,004
Noncash transactions:
Accrued dividends	36,197	80,262

See accompanying notes to financial statements.

PAGE

PALMETTO REAL ESTATE TRUST

Notes to Financial Statements

December 31, 2000 and 1999

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

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 2000.

Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Net deferred loan costs at December 31, 2000 amounted to:
Deferred loan costs	$ 42,249
Accumulated amortization	23,854
$ 18,395

Basic Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 2000 and 1999.

PAGE

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

PAGE

2. Investment in Rental Property and Gain on Sale of Real Estate

				Costs Capitalized Subsequent
		Initial Cost to Company		Acquisition
Description	Encumbrances	Land	Building and Improvements	Improvements
Aiken, SC	$ -	$ 24,500	$ 33,123	$ 1,350
Cateran Family Restaurant - -
Greenville, SC	-	20,000	90,004	-
Reidville Road Brake and Car
Wash--Spartanburg, SC	-	10,000	39,820	-
Enigma Spinx--Greenville, SC	627,200	350,000	670,000	-
Venture Park--Greenville, SC	-	11,000	81,017	12,140
Pleasantburg Shopping Center- -
Greenville, SC	2,336,800	977,759	1,739,570	1,263,044
Wade Hampton Property- -
Greenville, SC	-	40,000	200,000	21,814
Willard Oil Property- -
Spartanburg, SC	-	55,984	79,140	-
BP Oil--Greenville, SC	-	100,000	328,736	-
Laurens Road Property--
Greenville, SC	-	16,235	82,261	3,656
Transit Drive--Greenville, SC	-	50,000	175,000	19,213
Ace TV Rentals--Greenville, SC	-	50,000	160,000	-
Lesco--Greer, SC	-	30,000	200,000	-
Tireama--Spartanburg, SC	-	26,000	234,000	-
CV Master--Spartanburg, SC	-	18,000	162,000	20,485
Atlas Services--Columbia, SC	-	75,000	670,000	-
Taylors Point Shopping Center--
Greenville, SC	1,976,000	500,000	2,300,000	1,398
Atlas Services--Mauldin, SC	-	50,000	621,000	-
Potomac Place Shopping
Center--Greenville, SC	948,000	150,000	850,350	-
Truegreen-Chemlawn--
Greenville, SC	742,000	100,000	845,000	-
Other	-	-	-	119,373
	$ 6,630,000	$ 2,654,478	$ 9,561,021	$ 1,462,473

(1) Construction date unavailable

PAGE

						Life on Which
	Gross Amount at Which					Depreciation in
	Carried at Close of Period					Latest Income
	Building and		Accumulated	Date of	Date	Statement is
Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
$ 24,500	$ 34,473	$ 58,973	$ 33,881	1966	1965	33
20,000	90,004	110,004	90,004	1966	1974	25
10,000	39,820	49,820	39,820	1970	1970	25
350,000	670,000	1,020,000	312,241	(1)	1993	31/15
11,000	93,157	104,157	55,877	1977	1979	25
977,759	3,002,644	3,980,403	2,370,221	1965	1976	31
40,000	221,814	261814	145,419	1982	1983	25
55,984	79,140	135,124	40,010	1993	1986	15
100,000	328,736	428,736	287,069	1985	1986	25
16,235	85,917	102,152	35,785	1973	1988	31
50,000	194,213	244,213	60,586	(1)	1991	31
50,000	160,000	210,000	44,021	(1)	1992	31
30,000	200,000	230,000	32,917	1994	1994	39
26,000	234,000	260,000	36,563	(1)	1994	39
18,000	182,485	200,485	28,983	(1)	1994	39/20
75,000	670,000	745,000	87,938	1995	1995	40
500,000	2,301,398	2,801,398	292,292	1990	1995	40
50,000	621,000	671,000	67,275	1996	1996	40
150,000	850,350	1,000,350	47,862	-	1998	40
100,000	845,000	945,000	24,646	1999	1999	40
-	119,373	119,373	114,288	-	Various	7
$2,654,478	$11,023,494	$13,677,972	$4,247,698

PAGE

The aggregate cost and accumulated depreciation for federal income tax purposes is $13,186,493 and $4,182,185 at December 31, 2000, respectively.

Activity in the Trust's investment in real estate for the two years in the period ended December 31, 2000, is summarized as follows:
	Years Ended December 31
	2000	1999
Investment in Real Estate
Balance at beginning of year	$13,637,622	$12,686,096
Acquisitions	40,350	951,526
Balance at end of year	$13,677,972	$13,637,622
Accumulated Depreciation
Balance at beginning of year	$ 3,947,705	$ 3,665,601
Depreciation expense	299,993	282,104
Balance at end of year	$ 4,247,698	$ 3,947,705

In September 1994, the Trust sold property located at 201 North Cedar Street in Summerville, South Carolina (Piggly Wiggly) with a net book value of $83,972 for $262,944. The entire sale was financed by the Trust (See Note 3). The buyer's initial investment did not meet the criteria specified in Statement of Financial Accounting Standards No. 66 for recognition of the gain by the full accrual method, accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. Gain in the amount of $9,374 was recognized for 1999, based on payments received on the note receivable. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. The Trust acquired property on East Blackstock Road and North Church Street (Tireama, Inc.) in Spartanburg, South Carolina as part of this exchange.

During the year, the Trust recognized the remainder of the installment sale gain of $137,934 in accordance with Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest of approximately $.08 per share, but had no tax effect on the Trust.

PAGE

3. Mortgage Note Receivable

The Trust received a $262,944 mortgage note receivable in connection with the sale of its Summerville property (Piggly Wiggly) in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $187,933 at December 31, 2000.

4. Mortgage Notes Payable

Long-term debt at December 31, 2000 consists of the following:
Term note payable in monthly payments of $2,000
plus interest through November 2004, at 8.00%;
final balloon payment due December 2004:
collateralized by rental property located on
Echelon Road in Greenville, SC.
$ 742,000
Term note payable in monthly payments of $2,000
plus interest through September 2003, at 7.75%;
final balloon payment due October 2003;
collateralized by rental property located on
Augusta Road in Greenville, SC.	948,000

Term note payable in monthly payments of $2,275
plus interest through March 2003, at 7.75%;
final balloon payment due April 2003;
collateralized by rental property located on
Haywood Road in Greenville, SC.	627,200

Term note payable in monthly payments of $8,225
plus interest through March 2003, at 7.75%;
final balloon payment due April 2003;
collateralized by rental property located on
Pleasantburg Drive in Greenville, SC.	2,336,800

Term note payable in monthly payments of $7,000
plus interest through March 2003, at 7.75%;
final balloon payment due April 2003;
collateralized by rental property located on
Wade Hampton Boulevard in Greenville, SC.	1,976,000

Total mortgage notes payable	$ 6,630,000

PAGE

Future maturities of debt at December 31, 2000 are as follows:

      2001                    $     258,000      2002                           258,000      2003                        5,444,000      2004                           670,000                          $          6,630,000

5. Demand Note Payable

 The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $500,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at 8.5% and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 2000, there was no outstanding balance under the line of credit. During 2000, the maximum borrowing outstanding on the line of credit was approximately $25,000. The line expires in April 2001.

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

7. Long-Term Rental Leases

The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:
Year	Annual Base
2001	$ 1,700,241
2002	1,410,646
2003	1,014,915
2004	654,233
2005	322,334
Thereafter	513,691
$ 5,616,060

PAGE

Certain of the leases contain rentals contingent upon annual sales of the tenants and have renewal options for periods from one to five years. Contingent rentals recorded were approximately $-0- for 2000 and $3,000 for 1999. Leases with renewal options generally contain escalation clauses.

8. Distributions to Shareholders

Cash dividends of $633,357 and $517,733 were paid during the years ended December 31, 2000 and 1999, respectively. All dividends are distributions of earnings and not a return of capital.

9. Related Party Transactions

During the years ended December 31, 2000 and 1999, the Trust participated in transactions with several related parties including primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

The following summarizes transactions with affiliates for the years ending December 31:
	2000	1999

Rental income	$ 3,500	$ 4,200
Repairs and maintenance	7,200	7,200
General and administrative expenses	37,000	34,375

10. Income Taxes

A summary of income tax expenses for the years ending December 31, 2000 and 1999 follows:
	Federal	State	Total
2000
Current	$ 5,300	$ 1,900	$ 7,200

1999
Current	$ 4,700	$ 1,600	$ 6,300

The difference between income before income taxes and taxable income is as follows:
	2000	1999

Income before income taxes	$ 812,150	$ 596,444
Differences:
Gain on sale of real estate	(137,934)	(9,374)
Depreciation	40,680	35,017
Dividends paid deduction	677,491	(580,145)
Capital gain distribution	-	(9,959)
Other	(1,748)	(1,449)
Taxable income	$ 35,657	$ 30,534

PAGE

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:
	2000	1999
Income taxes at the statutory rate	$ 276,000	$ 202,000
State taxes net of federal benefits	1,200	1,000
Surtax exemption	(12,000)	(12,000)
Dividend paid deduction	(258,000)	(184,700)
	$ 7,200	$ 6,300

Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 2000 was 1,102.

Dividends - The dividends declared quarterly in 2000 and 1999 are as follows:

		Per
2000	Total	Share
First Quarter	$ 106,200.06
Second Quarter	106,200.06
Third Quarter	123,990.07
Fourth Quarter	333,687.19
	$ 670,077.378
		Per
1999	Total	Share
First Quarter	$ 88,500.05
Second Quarter	106,200.06
Third Quarter	106,200.06
Fourth Quarter	297,088.168
	$ 597,988.338

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

PAGE

Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations.

Financial Condition

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 1999 other than scheduled debt repayments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations

Rental income has increased by approximately 8% in 2000 as a result of the acquisition of an additional property acquired in 1999 which produced additional rental income of approximately $143,000. The Trust intends to continue to invest in profitable income-producing properties that will command long-term leases.

Depreciation expense and property taxes increased for 2000 due to the purchase of new property.

The Trust recognized the remainder of the installment sale gain of $137,934 during 2000, in accordance with Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equaled 25% of the sales value, which met the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share of beneficial interest $.08 per share but had no tax effect on the Trust.

Liquidity and Capital Resources

The primary liquid asset of the Trust is cash. Cash provided by operating activities was $972,270 in 2000 and $890,645 in 1999. The cash provided was used for the repayment of debt and payment of dividends. The Trust showed net cash provided in 2000 of $54,220 as compared to net cash used during 1999 of $31,189.

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

PAGE

PALMETTO REAL ESTATE TRUST

BOARD OF TRUSTEES

December 31, 2000

OFFICERS

James A. Boling
Chairman of the Board of Trustees

William J. Ables
President

Hunter Howard, Sr.
Vice President

Melvin K. Younts
Secretary/Treasurer

C. Laney Younts
Trustee

Billy B. Huskey
Trustee

Hunter Howard, Jr.
Trustee

R. Riggie Ridgeway
Trustee

INDEPENDENT AUDITORS

Crisp Hughes Evans LLP

GENERAL COUNSEL

Younts, Alford, Brown & Goodson

PAGE