Form 10QSB
period 2001-03-31
PALMETTO REAL ESTATE TRUST
filed 2001-05-15
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                  --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR TRANSITION PERIOD FROM _____________ TO _____________ .

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


Issuer's telephone number, including area code: (864) 233-6007
--------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   [ X ]                                        No   [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 2001 was 1,770,006.

Transitional Small Business Disclosure Format:

  Yes   [   ]                                        No   [ X ]

                           PALMETTO REAL ESTATE TRUST
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended March 31, 2001


                                Form 10-QSB Index

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

              Unaudited Balance Sheet at  March 31, 2001..................... 1

              Unaudited Statements of Income and Undistributed
                Earnings for the Three Months Ended
                March 31, 2001 and 2000...................................... 2

              Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 2001 and 2000......................... 3

              Notes to Unaudited Financial Statements........................ 4

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of  Operations................. 5

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 6
Item 2.     Changes in Securities............................................ 6
Item 3.     Defaults Upon Senior Securities.................................. 6
Item 4.     Submission of Matters to a Vote of Security Holders.............. 6
Item 5.     Other Information................................................ 6
Item 6.     Exhibits and Reports on Form 8-K................................. 6
            Signatures....................................................... 7
            Financial Data Schedule........................................ 8-9

                    PALMETTO REAL ESTATE TRUST
                         Balance Sheet
                          (unaudited)
                         March 31, 2001


                         Assets
                         ------
Real estate investments, at cost:

  Rental property, net of accumulated depreciation            $ 9,355,139
  Timberlands                                                      24,864
                                                                ---------
     Total real estate investments                              9,380,003

Other assets:
  Cash                                                            129,941
  Rent receivable                                                   5,620
  Note receivable                                                 182,639
  Deferred loan expense, net of accumulated amortization           16,794
                                                                  -------
     Total other assets                                           334,994
                                                                  -------
     Total assets                                             $ 9,714,997
                                                                =========

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Liabilities:
  Mortgage notes payable                                      $ 6,565,500
  Accounts payable and accrued expenses                            68,865
  Income taxes payable                                              1,000
                                                                ---------
     Total liabilities                                          6,635,365

Shareholders' equity:
  Shares of beneficial interest, $1 stated value; 5,000,000
    shares authorized; 1,779,006 shares issued and outstanding  1,770,006
  Capital surplus                                                 498,734
  Undistributed earnings                                          810,892
                                                                 --------
     Total shareholders' equity                                 3,079,632
                                                                ---------
     Total liabilities and shareholders' equity               $ 9,714,997
                                                                =========



The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                  Statements of Income and Undistributed Earnings
                  For the Three Months Ended March 31, 2001 and 2000


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2001          2000
                                                        ------        ------
                                                              (UNAUDITED)
Income:
  Rental income                                      $ 489,353     $ 479,083
  Other income                                          10,572         5,527
                                                       -------       -------
    Total Income                                       499,925       484,610
                                                       -------       -------
Expenses:
  Depreciation and amortization                         76,736        76,444
  Interest                                             109,340       134,921
  Repairs and maintenance                               20,041        16,357
  Property taxes                                        51,000        42,600
  General and administrative                            45,382        40,590
                                                       -------       -------
    Total expenses                                     302,499       310,912
                                                       -------       -------
Income from operations before income taxes             197,426       173,698

Gains on sale of real estate                                -          2,563
                                                       -------       -------
Income before income taxes                             197,426       176,261

Income tax expense                                       1,000         1,000
                                                       -------       -------
    Net income                                         196,426       175,261

Undistributed earnings, beginning                      614,466       479,593
                                                       -------       -------
Undistributed earnings, ending                       $ 810,892     $ 654,854
                                                       =======       =======

Basic earnings per share of beneficial interest      $    0.11     $    0.10
                                                       =======       =======



The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2001          2000
                                                        ------        ------
                                                              (UNAUDITED)
Cash from operating activities:
  Net income                                         $ 196,426     $ 175,261
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                              75,135        74,844
      Amortization of deferred expenses                  1,601         1,600
      Gain on sale of real estate                           -         (2,556)
     (Increase) decrease in:
        Rent receivable                                 (1,941)        4,376
     Increase (decrease) in:
        Accounts payable and accrued expenses          (73,296)      (66,450)
        Income taxes payable                             1,000         1,000
                                                       -------       -------
        Net cash provided by operating activities      198,925       188,075
                                                       -------       -------
Cash from investing activities:
  Property additions and improvements                       -        (15,393)
  Collections on mortgage notes receivable               5,294         3,644
                                                        ------        ------
    Net cash provided by (used in) investing activities  5,294       (11,749)
                                                       -------       -------
Cash from financing activities:
  Principal payments on long-term debt                 (64,500)       (9,500)
  Payment of dividends                                (333,687)     (297,088)
                                                       -------       -------
    Net cash used in financing activities             (398,187)     (336,588)
                                                       -------       -------
Net decrease in cash                                  (193,968)     (160,262)

Cash at beginning of year                              323,909       269,689
                                                       -------       -------
Cash at end of year                                  $ 129,941     $ 109,427
                                                       =======       =======




The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                          Notes to Financial Statements
                                 March 31, 2001


(1)    BASIS OF PRESENTATION
       ---------------------
       The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)    INTERIM PERIODS
       ---------------
       In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

           Financial Condition

           There have been no significant changes in the Trust's liquidity or financial condition since December 31, 2000 other than scheduled debt repayments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

           Results of Operations - For the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

           Rental income for the three months ended March 31, 2001 and 2000 has remained stable.

           Property taxes increased for the first quarter of 2001 as compared to 2000, due to property tax reassessment in Greenville, South Carolina, where the majority of the Trust's buildings are located.

           Other income and repairs and maintenance expense increased during the first quarter of 2001 due to insurance proceeds received for damages caused by a third party to a property owned by the Trust and the subsequent repairs.

           Interest expense decreased for the quarter ended March 31, 2001 in relation to reduced outstanding debt levels.

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

                                               PALMETTO REAL ESTATE TRUST


May 1, 2001                                    By: /s/ Bill Franks
------------                                   -------------------------
Date                                           Bill Franks
                                               Property Manager
                                               (Principal Financial and
                                                 Accounting Officer)



May 1, 2001                                    By: /s/ James A. Boling
------------                                   -------------------------
Date                                           James A. Boling
                                               Chairman
                                               (Principal Executive Officer)

                                                                 Exhibit 27.1
                             PALMETTO REAL ESTATE TRUST
                          EDGAR - FINANCIAL DATA SCHEDULE
                             Article 5 of Regulation S-X
                        Commercial and Industrial Companies

Item                                                      Financial Data as of
Number         Item Description                               March 31, 2001
------         ----------------                               --------------
5-02(1)        Cash and cash items                              $ 129,941

5-02(2)        Marketable securities                                   -

5-02(3)(a)(1)  Notes and accounts receivable - trade              188,259

5-02(4)        Allowances for doubtful accounts                        -

5-02(6)        Inventory                                               -

5-02(9)        Total current assets                               135,561

5-02(13)       Property, plant and equipment                    9,355,140

5-02(14)       Accumulated depreciation                                 1

5-02(18)       Total assets                                     9,714,997

5-02(21)       Total current liabilities                           68,865

5-02(22)       Bonds, mortgages and similar debt                6,565,500

5-02(28)       Preferred stock - mandatory redemption                  -

5-02(29)       Preferred stock - no mandatory redemption               -

5-02(30)       Common stock                                     1,770,006

5-02(31)       Other stockholders' equity                       1,309,626

5-02(32)       Total liabilities and stockholders' equity       9,714,997

5-03(b)(1)(a)  Net sales of tangible products                          -

5-03(b)(1)     Total revenues                                     499,925

5-03(b)2(a)    Cost of tangible goods sold                             -

5-03(b)2       Total costs and expenses applicable to sales
                and revenues                                      302,499

                             PALMETTO REAL ESTATE TRUST
                          EDGAR - FINANCIAL DATA SCHEDULE
                             Article 5 of Regulation S-X
                        Commercial and Industrial Companies

Item                                                      Financial Data as of
Number         Item Description                               March 31, 2001
------         ----------------                               --------------
5-03(b)3       Other costs and expenses                        $       -

5-03(b)5       Provision for doubtful accounts and notes               -

5-03(b)(8)     Interest and amortization of debt discount         109,340

5-03(b)(10)    Income before taxes and other items                197,426

5-03(b)(11)    Income tax expense                                   1,000

5-03(b)(14)    Income / loss continuing operations                196,426

5-03(b)(15)    Discontinued operations                                 -

5-03(b)(17)    Extraordinary items                                     -

5-03(b)(18)    Cumulative effect - changes in accounting principles    -

5-03(b)(19)    Net income or loss                                 196,426

5-03(b)(20)    Earnings per share - basic                            0.11

5-03(b)(20)    Earnings per share - diluted                          0.11