Form 10QSB
period 2001-06-30
PALMETTO REAL ESTATE TRUST
filed 2001-08-10
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                                         -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM       TO           .
                                                    -------    ---------

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

         Yes    [ X ]                           No       [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 2001 was 1,770,006.

Transitional Small Business Disclosure Format:

         Yes    [   ]                           No       [ X ]

                            PALMETTO REAL ESTATE TRUST

                          Quarterly Report on Form 10-QSB
                     For the Quarterly Period Ended June 30, 2001


                                Form 10-QSB Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Unaudited Balance Sheet at  June 30,2001 .........................1

           Unaudited Statements of Income and Undistributed
             Earnings for the Three Months and Six Months
             Ended June 30, 2001 and 2000 ...................................2

           Unaudited Statements of Cash Flows for the Six
             Months Ended June 30, 2001 and 2000 ............................3

           Notes to Unaudited Financial Statements ..........................4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................6
Item 2.   Changes in Securities .............................................6
Item 3.   Defaults Upon Senior Securities ...................................6
Item 4.   Submission of Matters to a Vote of Security Holders ...............6
Item 5.   Other Information .................................................6
Item 6.   Exhibits and Reports on Form 8-K ..................................6
          Signatures ........................................................7
          Financial Data Schedule .........................................8-9

                          PALMETTO REAL ESTATE TRUST
                                Balance Sheet
                                 (unaudited)
                                June 30, 2001


                                   ASSETS
                                   ------
Real estate investments, at cost:
  Rental property, net of accumulated depreciation               $ 9,284,369
  Timberlands                                                         24,864
                                                                   ---------
    Total real estate investments                                  9,309,233

Other assets:
  Cash                                                               267,790
  Rent receivable                                                      6,386
  Note receivable                                                    178,563
  Deferred loan expense, net of accumulated amortization              15,193
                                                                   ---------
    Total other assets                                               467,932
                                                                   ---------
    Total assets                                                 $ 9,777,165
                                                                   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Liabilities:
  Mortgage notes payable                                         $ 6,501,000
  Accounts payable and accrued expenses                              141,594
  Income taxes payable                                                 2,000
                                                                   ---------
    Total liabilities                                              6,644,594

Shareholders' equity:
  Shares of beneficial interest, $1 stated value; 5,000,000
    shares authorized; 1,779,006 shares issued and outstanding     1,770,006
  Capital surplus                                                    498,734
  Undistributed earnings                                             863,831
                                                                   ---------
    Total shareholders' equity                                     3,132,571
                                                                   ---------
    Total liabilities and shareholders' equity                   $ 9,777,165
                                                                   =========


The accompanying notes are an integral part of these financial statements.

                       PALMETTO REAL ESTATE TRUST
              Statements of Income and Undistributed Earnings
              For the Six Months Ended June 30, 2001 and 2000


                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                             2001          2000          2001          2000
                            -------       -------       -------       -------
                       (UNAUDITED)                              (UNAUDITED)
Income:
  Rental income           $ 494,653     $ 486,159     $ 984,006     $ 965,242
  Other income                4,313         5,118        14,885        10,365
                            -------       -------       -------       -------
    Total Income            498,966       491,277       998,891       975,607
                            -------       -------       -------       -------
Expenses:
  Depreciation and
   amortization              76,761        76,577       153,497       153,021
  Interest                  129,843       135,411       239,183       270,332
  Repairs and maintenance    17,581         8,805        37,622        25,162
  Property taxes             51,000        42,600       102,000        85,200
  General and administrative 45,942        44,078        91,324        84,668
                            -------       -------       -------       -------
    Total expenses          321,127       307,471       623,626       618,383
                            -------       -------       -------       -------
Income from operations
  before income taxes       177,839       183,806       375,265       357,224
Gains on sale of real estate      -       135,370             -       137,933
                            -------       -------       -------       -------
Income before income taxes  177,839       319,176       375,265       495,157
Income tax expense           (1,000)       (1,000)       (2,000)       (2,000)
                            -------       -------       -------       -------
  Net income                176,839       318,176       373,265       493,157

Undistributed earnings,
  beginning                 810,892       654,574       614,466       479,593

Dividends paid              123,900       106,383       123,900       106,383
                            -------       -------       -------       -------
Undistributed earnings,
  ending                  $ 863,831     $ 866,367     $ 863,831     $ 866,367
                            =======       =======       =======       =======
Basic earnings per share of
  beneficial interest     $    0.10     $    0.18     $    0.21     $    0.28
                            =======       =======       =======       =======


The accompanying notes are an integral part of these financial statements.

                      PALMETTO REAL ESTATE TRUST
                      Statements of Cash Flows
            For the Six Months Ended June 30, 2001 and 2000

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     2001                2000
                                                    ------              ------
                                                            (UNAUDITED)
Cash from operating activities:
  Net income                                     $ 373,265           $ 493,157
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation expense                         150,295             149,819
      Amortization of deferred expenses              3,202               3,202
      Gain on sale of real estate                        -            (137,933)
  (Increase) decrease in:
      Rent receivable                               (2,707)              3,811
  Increase (decrease) in:
      Accounts payable and accrued expenses           (567)            (30,451)
      Income taxes payable                           2,000               2,000
                                                   -------             -------
Net cash provided by operating activities          525,488             483,605
                                                   -------             -------
Cash from investing activities:
   Property additions and improvements              (4,390)            (21,916)
   Collections on mortgage notes receivable          9,370               7,370
                                                   -------             -------
Net cash provided by(used in) investing activities   4,980             (14,546)
                                                   -------             -------
Cash from financing activities:
   Principal payments on long-term debt           (129,000)           (129,000)
   Payment of dividends                           (457,587)           (403,465)
                                                   -------             -------
Net cash used in financing activities             (586,587)           (532,465)
                                                   -------             -------
Net decrease in cash                               (56,119)            (63,406)

Cash at beginning of year                          323,909             269,689
                                                   -------             -------
Cash at end of year                              $ 267,790           $ 206,283
                                                   =======             =======


The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST
                           Notes to Financial Statements
                                   June 30, 2001



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

(2)    INTERIM PERIODS
       ---------------
       In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         Financial Condition

         There have been no significant changes in the Trust's liquidity or financial condition since December 31, 2000 other than scheduled debt repayments and dividend payments.

         Results of Operations - For the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         Rental income for the six months ended June 30, 2001 and 2000 has remained stable.

         Property taxes increased for the six months ending June 30, 2001 as compared to June 30, 2000, due to property reassessment by governmental agencies in Greenville, South Carolina, where the majority of the Trust's buildings are located.

         Insurance proceeds were received and expenses incurred to repair fire damages that affected approximately 2% of the Pleasantburg Shopping Center in May 2001. The three tenants affected by the fire have not paid rent since the incident date.

         Interest expense decreased for the six-month period ended June 30, 2001 due to continued debt reduction.

         Liquidity and Capital Resources

         The Trust has contracted to purchase property consisting of a 8,750 square foot building and 2.34 acres of land, presently used as a daycare center located in Irmo, South Carolina for approximately $1,275,000. This acquisition cost is going to be funded through additional debt financing. The approximate closing date is August 2001.

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

Item 2.     Changes in Securities
            ---------------------
            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of Stockholders of the Trust ("Meeting") was held on June 1, 2001. The results of the vote on the matters presented at the Meeting were as follows:

            1. The following individuals were elected as trustees, each for a one-year term:
                                            VOTE FOR   VOTE AGAINST   ABSTAIN
                                            --------   ------------   -------
                   James A Boling          1,237,422       -0-          -0-
                   William J. Ables        1,237,422       -0-          -0-
                   S. Hunter Howard, Sr.   1,237,422       -0-          -0-
                   Melvin K. Younts        1,237,422       -0-          -0-
                   S. Hunter Howard, Jr.   1,237,422       -0-          -0-
                   Billy B. Huskey         1,237,422       -0-          -0-
                   R. Riggie Ridgeway      1,237,422       -0-          -0-
                   C. Laney Younts         1,237,422       -0-          -0-

            2. Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:

                   For   1,237,422       Against   -0-     Abstain   -0-

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

                                   PALMETTO REAL ESTATE TRUST


August 8, 2001                     By: /s/ Bill Franks
--------------                     -------------------
Date                               Bill Franks
                                   Property Manager
                                   (Principal Financial and Accounting Officer)


August 8, 2001                     By: /s/ James A. Boling
--------------                     -----------------------
Date                               James A. Boling
                                   Chairman
                                   (Principal Executive Officer)

                                                                  Exhibit 27.1

                             PALMETTO REAL ESTATE TRUST
                           EDGAR - FINANCIAL DATA SCHEDULE
                             Article 5 of Regulation S-X
                          Commercial and Industrial Companies


Item                                                      Financial Data as of
Number         Item Description                              June 30, 2001
-------        ------------------                            -------------
5-02(1)        Cash and cash items                              $ 267,790

5-02(2)        Marketable securities                                    -

5-02(3)(a)(1)  Notes and accounts receivable - trade              184,949

5-02(4)        Allowances for doubtful accounts                         -

5-02(6)        Inventory                                                -

5-02(9)        Total current assets                               274,176

5-02(13)       Property, plant and equipment                   13,681,624

5-02(14)       Accumulated depreciation                         4,397,255

5-02(18)       Total assets                                     9,777,165

5-02(21)       Total current liabilities                          141,594

5-02(22)       Bonds, mortgages and similar debt                6,501,000

5-02(28)       Preferred stock - mandatory redemption                   -

5-02(29)       Preferred stock - no mandatory redemption                -

5-02(30)       Common stock                                     1,770,006

5-02(31)       Other stockholders' equity                       1,362,565

5-02(32)       Total liabilities and stockholders' equity       9,777,165

5-03(b)(1)(a)  Net sales of tangible products                           -

5-03(b)(1)     Total revenues                                     998,891

5-03(b)2(a)    Cost of tangible goods sold                              -

5-03(b)2       Total costs and expenses applicable to sales
                and revenues                                      623,626

                                                      Exhibit 27.1 (continued)


                             PALMETTO REAL ESTATE TRUST
                           EDGAR - FINANCIAL DATA SCHEDULE
                             Article 5 of Regulation S-X
                          Commercial and Industrial Companies


Item                                                      Financial Data as of
Number         Item Description                              June 30, 2001
-------        ------------------                            -------------
5-03(b)3       Other costs and expenses                        $        -

5-03(b)5       Provision for doubtful accounts and notes                -

5-03(b)(8)     Interest and amortization of debt discount         239,183

5-03(b)(10)    Income before taxes and other items                375,265

5-03(b)(11)    Income tax expense                                   2,000

5-03(b)(14)    Income / loss continuing operations                373,265

5-03(b)(15)    Discontinued operations                                  -

5-03(b)(17)    Extraordinary items                                      -

5-03(b)(18)    Cumulative effect - changes in accounting principles     -

5-03(b)(19)    Net income or loss                                 373,265

5-03(b)(20)    Earnings per share - basic                            0.21

5-03(b)(20)    Earnings per share - diluted                          0.21