Form 10QSB/A
period 2001-06-30
PALMETTO REAL ESTATE TRUST
filed 2001-08-30
CIK 75894

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
                                                                   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Liabilities:
  Mortgage notes payable                                         $ 6,501,000
  Accounts payable and accrued expenses                              141,594
  Income taxes payable                                                 2,000
                                                                   ---------
    Total liabilities                                              6,644,594

Shareholders' equity:
  Shares of beneficial interest, $1 stated value; 5,000,000
    shares authorized; 1,770,006 shares issued and outstanding     1,770,006
  Capital surplus                                                    498,734
  Undistributed earnings                                             863,831
                                                                   ---------
    Total shareholders' equity                                     3,132,571
                                                                   ---------
    Total liabilities and shareholders' equity                   $ 9,777,165
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