Form 10QSB
period 2001-09-30
PALMETTO REAL ESTATE TRUST
filed 2001-11-05
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR TRANSITION PERIOD FROM           TO            .
                                             ----------    -----------

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

        Yes    [ X ]                                No     [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 2001 was 1,770,006.

Transitional Small Business Disclosure Format:

        Yes    [    ]                               No     [ X ]

                            PALMETTO REAL ESTATE TRUST

                         Quarterly Report on Form 10-QSB
                 For the Quarterly Period Ended September 30, 2001


                                Form 10-QSB Index

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Balance Sheet at September 30, 2001..................... 1

           Unaudited Statements of Income and Undistributed
           Earnings for the Three Months and Nine Months
           Ended September 30, 2001 and 2000................................. 2

           Unaudited Statements of Cash Flows for the Nine
           Months Ended September 30, 2001 and 2000.......................... 3

           Notes to Unaudited Financial Statements........................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 5

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 6
Item 2.    Changes in Securities............................................. 6
Item 3.    Defaults Upon Senior Securities................................... 6
Item 4.    Submission of Matters to a Vote of Security Holders............... 6
Item 5.    Other Information................................................. 6
Item 6.    Exhibits and Reports on Form 8-K.................................. 6
           Signatures........................................................ 7

                            PALMETTO REAL ESTATE TRUST
                                  Balance Sheet
                                   (unaudited)
                                September 30, 2001


                                     Assets
                                     ------
Real estate investments, at cost:
Rental property, net of accumulated depreciation                   $10,508,847
Timberlands                                                             24,864
                                                                    ----------
Total real estate investments                                       10,533,711

Other assets:
Cash                                                                   201,570
Rent receivable                                                         15,265
Note receivable                                                        174,394
Deferred loan expense, net of accumulated amortization                  24,323
                                                                       -------
Total other assets                                                     415,552
                                                                       -------
Total assets                                                       $10,949,263
                                                                    ==========
Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable                                              $7,584,423
Accounts payable and accrued expenses                                  167,420
Income taxes payable                                                     3,000
                                                                     ---------
Total liabilities                                                    7,754,843

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding                  1,770,006
Capital surplus                                                        498,734
Undistributed earnings                                                 925,680
                                                                     ---------
Total shareholders' equity                                           3,194,420
                                                                     ---------
Total liabilities and shareholders' equity                         $10,949,263
                                                                    ==========


The accompanying notes are an integral part of these financial statements.

                          PALMETTO REAL ESTATE TRUST
              Statements of Income and Undistributed Earnings
       For the Three and Nine Months Ended September 30, 2001 and 2000

                              Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                               2001         2000           2001           2000
                              ------       ------         ------         ------
                                 (unaudited)                (unaudited)
Income:
Rental income               $501,079     $480,595     $1,485,085     $1,445,837
Other income                   5,022       10,783         19,907         21,148
                              ------       ------         ------         ------
Total income                 506,101      491,378      1,504,992      1,466,985
                              ------       ------         ------         ------

Expenses:
Depreciation and amortization 82,161       76,664        235,658        229,685
Interest                     135,917      114,860        375,100        385,192
Repairs and maintenance       13,528       23,418         51,150         48,580
Property taxes                50,838       47,904        152,838        133,104
General and administrative    37,227       33,552        128,551        118,220
                              ------       ------         ------         ------
Total expenses               319,671      296,398        943,297        914,781
                              ------       ------         ------         ------

Income from operations       186,430      194,980        561,695        552,204
Gains on sale of real estate       -            -              -        137,933
                              ------       ------         ------         ------
Income before income taxes   186,430      194,980        561,695        690,137

Income tax expense            (1,000)      (1,000)        (3,000)        (3,000)
                              ------       ------         ------         ------
Net income                   185,430      193,980        558,695        687,137

Undistributed earnings,
  beginning                  863,831      866,367        614,466        479,593

Dividends paid               123,581      106,105        247,481        212,488

Undistributed earnings,       ------       ------         ------         ------
  ending                    $925,680     $954,242       $925,680       $954,242
                             =======      =======        =======        =======

Basic earnings per share of
  beneficial interest          $0.10        $0.11          $0.32          $0.39
                             =======      =======        =======        =======




The accompanying notes are an integral part of these financial statements.

                         PALMETTO REAL ESTATE TRUST
                          Statements of Cash Flows
             For the Nine Months Ended September 30, 2001 and 2000

                                                            Nine Months Ended
                                                              September 30,
                                                            2001         2000
                                                           ------       ------
                                                               (unaudited)
Cash from operating activities:
   Net income                                            $558,695     $687,137
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation expense                             230,485      224,882
         Amortization of deferred expenses                  5,173        4,803
         Gain on sale of real estate                            -     (137,933)
         Net change in operating assets and liabilities:
            Rent receivable                               (11,586)         729
            Accounts payable and accrued expenses          25,259          265
            Income taxes payable                            3,000        3,000
                                                          -------      -------
         Net cash provided by operating activities        811,026      782,883
                                                          -------      -------

Cash from investing activities:
   Property additions and improvements                 (1,309,058)     (25,403)
   Collections on mortgage notes receivable                13,539       11,181
                                                        ---------      -------
               Net cash used in investing activities   (1,295,519)     (14,222)
                                                        ---------      -------

Cash from financing activities:
   Principal payments on long-term debt                  (195,577)    (193,500)
   Proceeds from long-term debt                         1,150,000            -
    Payment of loan origination costs                     (11,101)           -
   Payment of dividends                                  (581,168)    (509,570)
                                                          -------      -------
   Net cash provided by (used in) financing activities    362,154     (703,070)
                                                          -------      -------
Net increase (decrease) in cash                          (122,339)      65,591

Cash at beginning of period                               323,909      269,689
                                                          -------      -------
Cash at end of period                                    $201,570     $335,280
                                                          =======      =======


The accompanying notes are an integral part of these financial statements.

                           PALMETTO REAL ESTATE TRUST

                       Notes to Interim Financial Statements
                               September 30, 2001



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

(2)   INTERIM PERIODS

      In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

         Financial Condition

         On August 21, 2001, the Trust purchased property consisting of an 8,750 square foot building and 2.34 acres of land, located in Irmo, South Carolina for $1,275,000. The purchase was funded through a cash payment of approximately $135,000 and debt financing of approximately $1,150,000.

         Results of Operations - For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Rental income for the nine months ended September 30, 2001 has increased approximately $39,000 as compared to the same period in 2000. A portion of the increase is a result of approximately $13,000 additional rent received during the period from the new building purchased in August 2001. The remaining difference is due to lease payment increases throughout the nine months ended September 30, 2001.

         Property taxes increased for the nine months ended September 30, 2001 compared to the same period in 2000, due to property reassessment by governmental agencies in Greenville, South Carolina, where the majority of the Trust's buildings are located.

         Interest expense decreased for the nine-month period ended September 30, 2001 due to lower average debt outstanding. It is anticipated that interest expense will increase as a result of the additional debt from the August 2001 acquisition.

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

                                   PALMETTO REAL ESTATE TRUST


October 31, 2001                   By: /s/ Bill Franks
----------------                   -------------------
Date                               Bill Franks
                                   Property Manager
                                   (Principal Financial and Accounting Officer)

October 31, 2001                   By: /s/ James A. Boling
----------------                   -----------------------
Date                               James A. Boling
                                   Chairman
                                   (Principal Executive Officer)