Form 10KSB40
period 2001-12-31
PALMETTO REAL ESTATE TRUST
filed 2002-04-01
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-179

Palmetto Real Estate Trust
(Name of small business issuer in its charter)

South Carolina (State or other jurisdiction of incorporation of organization)	57-0405064 (I.R.S. Employer Identification No.)

45 Liberty Lane, Greenville, South Carolina (Address of principal executive offices)	29607 (Zip Code)

Issuer's telephone number, including area code:	(864) 233-6007

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


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB        [x]

The issuer's revenues for its most recent fiscal year:       $2,007,748

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 15, 2002:     Shares of Beneficial Interest       1,770,006

Documents Incorporated by Reference

1.           Portions of Annual Report to Stockholders for the year ended December 31, 2001
              ("Annual Report") in Part II.

2.           Portions of Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of
             Stockholders in Part III.


Part I

Item 1.  Business

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is B. A. Franks. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2001, there are 1,770,006 shares of beneficial interest issued and outstanding.

The primary business of the Trust is the ownership, development and rental of various commercial property for restaurants, dry cleaning establishments, department stores, convenience food stores, grocery stores, post offices, and various other retail establishments. It is the intention of the Trust to continue to invest in profitable commercial properties for suitable tenants.

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

Item 2.  Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.  Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2003. Annual base rent $9,600; property taxes for 2001--$1,709.


B.  Rent Smart,Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $34,452; three-year lease expires October 31, 2002; property taxes for 2001--$4,432.

C.  Cateran Family Restaurant, Wade Hampton Boulevard, Greenville, South Carolina; brick and concrete building;3,280 square feet; adequate parking; construction date--1966; no mortgages or liens; annual base rent $16,200 (in effect during renegotiation period); a month-to-month rental; property taxes for 2001--$5,258.

D.  Jones Auto Detail, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; three-year lease expires October 31, 2004; annual base rent $3,384;property taxes for 2001--$1,765.

E.  Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2001--$599,900; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

F.  Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2001--$3,532.

Principal Tenants	Lease Arrangements

Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $15,300.

Jaguar South	One-year lease expires April 30, 2002. Annual base rent $9,900.


G.  Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2001--$2,238,100; collateral for line of credit balance of $-0-; property taxes for 2001--$94,561.

Principal Tenants	Lease Arrangements

Belk-Simpson Company	Carpet and furniture sales. Five-year lease expires January 31, 2004; 48,000 square feet. Annual base rent $159,072.

Book Rack	Month-to-month rental. Annual base rent $10,080.

The Open Book	Five-year lease expires September 30, 2002; 16,000 square feet. Annual base rent $72,000.

Alpha Beauty School	Five-year lease expires May 31, 2004. Annual base rent $15,180.

Joey's Inc.	Month-to-month rental. Annual base rent $15,480.

Olan Mills Studio	One-year lease expires April 30, 2002. Annual base rent $6,800.

Pleasantburg Shoe Service	Three-year lease expires January 31, 2003. Annual base rent $5,400.

SharMari Hair Extraordinaire	Two-year lease expires January 31, 2003. Annual base rent $5,520.

Simply the Best	Two-year lease expires January 31, 2003. Annual base rent 12,780.


G.  Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

The Underground	Three-year lease expires August 31, 2002. Annual base rent $16,380.

Gregory's Boutique	Three-year lease expires May 31, 2004. Annual base rent $11,880.

Fred A. Fuller Appliances	Three-year lease expires February 28, 2003. Annual base rent $14,056.

Wilson's 5 cents to $1.00	Five-year lease expires January 31, 2005. Annual base rent $39,084.

Branch Banking & Trust Co.	Five-year lease expires December 31, 2003. Annual base rent $10,800.

Nichole's	Two-year lease expires May 31, 2003. Annual base rent $5,400.

Novelty Shop	Three-year lease expires March 31, 2003. Annual base rent $31,632.

POP Enterprises	Three-year lease expires March 31, 2003. Annual base rent $56,700.

The Great Escape	Five-year lease expires January 31, 2005; 16,000 square feet. Annual base rent $54,000.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Trikate, Inc.	Three-year lease expires August 31, 2004. Annual base rent $7,080.

Culinary Capers, Inc.	Two-year lease expires January 31, 2003. Annual base rent $10,200.

LeCroy & Company	One-year lease expires September 30, 2002. Annual base rent $5,400.


G.  Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

Act II	Month-to-month rental. Annual base rent $5,100.

King David Salon	Two-year lease expires June 30, 2003. Annual base rent $5,700.

Best Upholstering	Three-year lease expires November 30, 2002. Annual base rent $8,100.

Manifest Discs & Tapes	Five-year lease expires January 31, 2002. Annual base rent $52,500.

Borderlands	Three-year lease expires January 31, 2003. Annual base rent $22,920.

Half Moon Outfitters	Two-year lease expires May 31, 2002. Annual base rent $31,536.

H.   Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 2001--$7,515.

Principal Tenants	Lease Arrangements

Mr. Curtis Hair Design	One-year option expires August 31, 2002. Annual base rent $7,920.

Filter Queen	Three-year lease expires May 31, 2002. Annual base rent $6,171.

Check World	Three-year lease expires May 31, 2003. Annual base rent $8,280.

Mobile Healthcare (2 buildings)	One-year lease expires March 31, 2002. Annual base rent $13,140.

Lowe's Appraisals	One-year lease expires February 28, 2002. Annual base rent $7,140.


H.  Wade Hampton Property (continued)

Principal Tenants	Lease Arrangements

Beltone Hearing Aid Center	Three-year lease expires June 30, 2004. Annual base rent is $11,616.

I.  Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006. Property taxes are paid by the tenant.

J.  BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.

K.  Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2001--$2,410.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2004. Annual base rent $7,020.

Before-N-After Salon	Three-year lease expires May 31, 2003. Annual base rent - $7,590.

L.  Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $35,940; three-year lease expires July 14, 2003; property taxes paid by tenant.

M.  Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000.


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

R.  TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2001 - $718,000; annual base rent - $89,700; eight-year lease expires November 14, 2007; property taxes paid by tenant.

S.  Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2001 - $1,892,000; property taxes for 2001--$44,398.

Principal Tenants	Lease Arrangements

Truett Automotive	Three-year lease expires July 30, 2002; 7,500 square feet. Annual base rent $42,000.

American General Finance	Five-year lease expires May 31, 2006. Annual base rent $12,000.

Brenda's Boutique	Three-year lease expires January 31, 2003. Annual base rent $11,220.


S.  Taylors Point Shopping Center (continued)

Principal Tenants	Lease Arrangements

Hardee's Restaurant	Fifteen-year lease expires December 30, 2004. Annual base rent $22,200.

Harvey's Family Restaurant	Three-year lease expires April 30, 2002. Annual base rent $20,400.

Little Caesar's Pizza	Month-to-month rental. Annual base rent $22,524.

Impressions	Three-year lease expires April 30, 2002. Annual base rent $8,760.

Jackson Hewitt	Three-year lease expires April 30, 2004. Annual base rent $11,940.

Great Wall	Five-year lease expires October 31, 2006. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires January 31, 2005. Annual base rent $22,524.

Royal Mortgage	One-year lease expires January 31, 2002. Annual base rent $10,500.

Med Four LLC	Three-year lease expires November 30, 2003. Annual base rent $66,000.

Go Mobile Communications	One-year lease expires August 31, 2002. Annual base rent $11,940.

On Deck Circle	Month-to-month rental. Annual base rent $8,100.

L & B Discount Tobacco	One-year lease expires October 31, 2002. Annual base rent $15,000.


T.  Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2001--$924,000; property taxes for 2001--$24,909.

Principal Tenants	Lease Arrangements

Advance Auto	Five-year lease expires December 31, 2004; 6,574 square feet; annual base rent $39,444.

Ladies & Gents	Three-year lease expires July 31, 2004. 1,700 square feet; annual base rent $17,280.

Generation Gap	Three-year lease expires February 15, 2002; 1,700 square feet; annual base rent $11,025.

Goodwill Industries	Five-year lease expires November 30, 2002; 3,500 square feet; annual base rent $20,700.

Rainbow Rental	Five-year lease expires May 31, 2003; 7,512 square feet; annual base rent $31,926.

Sarah's Kitchen	Five-year lease expires November 30, 2003; 2,500 square feet; annual base rent $20,755.

Bell South	Year-to-year rental; annual base rent $900.

U.  The Sunshine House - 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,075 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2001 - $1,141,853; annual base rent - $114,000; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

Item 3.   Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.


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

b.      Report on Form 8-K - none


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

Date: March 12, 2002	by: /s/James A. Boling James A. Boling Chairman of the Board of Trustees

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William J. Ables William J. Ables	President	March 12, 2002

/s/ Hunter Howard, Sr. Hunter Howard, Sr.	Vice-President	March 12, 2002

/s/ Melvin K. Younts Melvin K. Younts	Secretary/Treasurer	March 12, 2002

Laney Younts	Trustee	March 12, 2002

/s/ Billy B. Huskey Billy B. Huskey	Trustee	March 12, 2002

Hunter Howard, Jr.	Trustee	March 12, 2002

R. Riggie Ridgeway	Trustee	March 12, 2002


Palmetto Real Estate Trust
45 Liberty Lane
Greenville, South Carolina  29607
(864) 233-6007

PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2001


PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2001

Contents

Independent Auditors' Report ..................................................................................................... 1

Audited Financial Statements

Notes to Financial Statements .............................................................................................. 6 - 13

Common Stock Information ...................................................................................................... 14

Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................................................................... 15 - 16

Trustees and Officers ................................................................................................................ 17


Independent Auditors' Report

To the Board of Directors and Shareholders
Palmetto Real Estate Trust

We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 2001, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
January 11, 2002

/s/ Crisp Hughes Evans LLP


PALMETTO REAL ESTATE TRUST

Balance Sheet

December 31, 2001

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,469,258
Timberlands	24,864
Total real estate investments	10,494,122
Other assets:
Cash	144,897
Rent receivable	15,250
Note receivable	170,131
Prepaid expense	1,000
Deferred loan expense, net of accumulated amortization	22,150
Total other assets	353,428
Total assets	$ 10,847,550
Liabilities and Shareholders' Equity
Liabilities:
Mortgage notes payable	$ 7,513,853
Accounts payable and accrued expenses	141,290
Dividends payable	305,191
Total liabilities	7,960,334
Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	618,476
Total shareholders' equity	2,887,216
Total liabilities and shareholders' equity	$ 10,847,550

See accompanying notes to financial statements


PALMETTO REAL ESTATE TRUST

Statements of Income

Years Ended December 31, 2001 and 2000

	2001	2000
Income:
Rental income	$ 1,983,914	$ 1,925,224
Other income	23,834	24,025
Total income	2,007,748	1,949,249
Expenses:
Depreciation and amortization	301,430	306,396
Interest	543,558	535,658
Repairs and maintenance	64,267	59,861
Property taxes	215,618	204,387
General and administrative	195,092	168,731
Total expenses	1,319,965	1,275,033
Income from operations before income taxes	687,783	674,216
Gains on sale of real estate	-	137,934
Income before income taxes	687,783	812,150
Income tax expense	7,200	7,200
Net income	$ 680,583	$ 804,950
Basic earnings per share of beneficial interest	$ 0.38	$ 0.45

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Shareholders' Equity

Years Ended December 31, 2001 and 2000

	Shares of Beneficial Interest
	$1 Par Value		Capital	Undistributed
	Shares	Amount	Surplus	Earnings	Total
Balance at December 31, 1999	1,770,006	$ 1,770,006	$ 498,734	$ 479,593	$ 2,748,333
Net income	-	-	-	804,950	804,950
Distributions to shareholders	-	-	-	(670,077)	(670,077)
Balance at December 31, 2000	1,770,006	1,770,006	498,734	614,466	2,883,206
Net income	-	-	-	680,583	680,583
Distributions to shareholders	-	-	-	(676,573)	(676,573)
Balance at December 31, 2001	1,770,006	$ 1,770,006	$ 498,734	$ 618,476	$ 2,887,216

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Cash Flows

Years Ended December 31, 2001 and 2000

	2001	2000
Cash from operating activities:
Net income	$ 680,583	$ 804,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	294,085	299,993
Amortization of deferred expenses	7,345	6,403
Gain on sale of real estate	-	(137,934)
(Increase) decrease in:
Rent receivable	(11,571)	2,767
Prepaid expense	(1,000)	-
Decrease in:
Accounts payable and accrued expenses	(871)	(4,022)
Net cash provided by operating activities	968,571	972,157
Cash from investing activities:
Property additions and improvements	(1,333,069)	(40,350)
Collections on mortgage notes receivable	17,802	13,770
Net cash used in investing activities	(1,315,267)	(26,580)
Cash from financing activities:
Deferred loan costs	(11,100)	-
Principal payments on long-term debt	(266,147)	(258,000)
Proceeds from long-term debt	1,150,000	-
Payment of dividends	(705,069)	(633,357)
Net cash provided by (used in) financing activities	167,684	(891,357)
Net increase (decrease) in cash	(179,012)	54,220
Cash at beginning of year	323,909	269,689
Cash at end of year	$ 144,897	$ 323,909
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$ 542,188	$ 536,390
Income taxes	$ 8,226	$ 7,407
Noncash transactions:
Accrued dividends	$ 28,496	$ 36,197

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Notes to Financial Statements

December 31, 2001 and 2000

1.  Summary of Significant Accounting Policies

Organization- Palmetto Real Estate Trust ("the Trust") has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in upstate South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

Investments in Rental Property - Investments in rental property are recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 2001.

Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Net deferred loan costs at December 31, 2001 amounted to:

Deferred loan costs	$ 53,350
Accumulated amortization	(31,200)
$ 22,150

Basic Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 2001 and 2000.


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

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

Estimates - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

2.  Investment in Rental Property and Gain on Sale of Real Estate

				Costs Capitalized Subsequent
		Initial Cost to Company		Acquisition
			Building and
Description	Encumbrances	Land	Improvements	Improvements
Aiken, SC	-	$24,500	$33,123	$11,354
Cateran Family Restaurant-- Greenville,SC	-	20,000	90,004	-
Reidville Road Brake and Car Wash--Spartanburg, SC	-	10,000	39,820	5,964
Enigma Spinx--Greenville, SC	599,900	350,000	670,000	-
Venture Park--Greenville, SC	-	11,000	81,017	12,140
Pleasantburg Shopping Center-- Greenville, SC	2,238,100	977,759	1,739,570	1,283,520
Wade Hampton Property-- Greenville, SC	-	40,000	200,000	21,814
Willard Oil Property-- Spartanburg, SC	-	55,984	79,140	-
BP Oil--Greenville, SC	-	100,000	328,736	-
Laurens Road Property--Greenville, SC	-	16,235	82,261	8,046
Transit Drive--Greenville, SC	-	50,000	175,000	19,213
Ace TV Rentals--Greenville, SC	-	50,000	160,000	-
Lesco--Greer, SC	-	30,000	200,000	-
Tireama--Spartanburg, SC	-	26,000	234,000	-
CV Master--Spartanburg, SC	-	18,000	162,000	20,485
Atlas Services--Columbia, SC	-	75,000	670,000	-
Taylors Point Shopping Center--Greenville, SC	1,892,000	500,000	2,300,000	18,633
Atlas Services--Mauldin, SC		50,000	621,000	-
Potomac Place Shopping Center--Greenville, SC	924,000	150,000	850,350
Truegreen-Chemlawn-- Greenville, SC	718,000	100,000	845,000	-
Sunshine House--Irmo, SC	1,141,853	100,000	1,175,000	-
Other	-	-	-	119,373
	$7,513,853	$2,754,478	$10,736,021	$1,520,542

          (1)     Construction date unavailable


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

						Life on Which
	Gross Amount at Which					Depreciation in
	Carried at Close of Period					Latest Income
	Building and		Accumulated	Date of	Date	Statement is
Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
$24,500	$44,477	$68,977	$34,054	1966	1965	33
20,000	90,004	110,004	90,004	1966	1974	25
10,000	45,784	55,784	39,820	1970	1970	25
350,000	670,000	1,020,000	353,416	(1)	1993	31/15
11,000	93,157	104,157	59,685	1977	1979	25
977,759	3,023,090	4,000,849	2,424,926	1965	1976	31
40,000	221,814	261,814	154,659	1982	1983	25
55,984	79,140	135,124	45,286	1993	1986	15
100,000	328,736	428,736	291,069	1985	1986	25
16,235	90,307	106,542	39,673	1973	1988	31
50,000	194,213	244,213	66,996	(1)	1991	31
50,000	160,000	210,000	49,101	(1)	1992	31
30,000	200,000	230,000	37,917	1994	1994	39
26,000	234,000	260,000	42,438	(1)	1994	39
18,000	182,485	200,485	34,057	(1)	1994	39/20
75,000	670,000	745,000	104,688	1995	1995	40
500,000	2,318,633	2,818,633	350,119	1990	1995	40
50,000	621,000	671,000	82,800	1996	1996	40
150,000	850,350	1,000,350	69,134	-	1998	40
100,000	845,000	945,000	45,771	1999	1999	40
100,000	1,175,000	1,275,000	12,240	2001	2001	40
-	119,373	119,373	113,930	-	Various	7
$2,754,478	$12,256,563	$15,011,041	$4,541,783


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

The aggregate cost and accumulated depreciation for federal income tax purposes is $14,496,365 and $4,451,103 at December 31, 2001, respectively.

Activity in the Trust's investment in real estate for the two years in the period ended December 31, 2001 is summarized as follows:

	Years Ended December 31
Investment in Real Estate	2001	2000

Balance at beginning of year	$13,677,972	$13,637,622
Acquisitions	1,333,069	40,350
Balance at end of year	$15,011,041	$13,677,972
Accumulated Depreciation

Balance at beginning of year	$4,247,698	$3,947,705
Depreciation expense	294,085	299,993
Balance at end of year	$4,541,783	$4,247,698

In September 1994, the Trust sold property which was financed by the Trust (See Note 3). The buyer's initial investment did not meet the criteria for recognition of the gain by the full accrual method; accordingly, the Trust recorded a deferred gain under the installment method of $178,972 for financial reporting purposes. For income tax purposes, the sale of the property was included as a part of a tax-free exchange and is not subject to either federal or state income taxes. During the year ended December 31, 2000, the Trust recognized the remainder of the installment sale gain of $137,934 in accordance with Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Principal payments received through June 30, 2000 equal 25% of the sales value, which meets the requirement for the full accrual method of recognizing profit from real estate sales. Therefore, the Trust changed to the full accrual method and recognized the remaining profit in income. The recognition of this gain increased basic earnings per share for 2000 of beneficial interest by approximately $.08 per share, but had no tax effect on the Trust.


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

3.  Mortgage Note Receivable

The Trust has a mortgage note receivable in connection with the sale of property in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $170,131 at December 31, 2001.

4.  Mortgage Notes Payable

Long-term debt at December 31, 2001 consists of the following:

Term note payable in monthly payments of $2,000 plus interest through November 2004, at 8.00%; final balloon payment due December 2004: collateralized by rental property located on Echelon Road in Greenville, SC.	$ 718,000
Term note payable in monthly payments of $2,000 plus interest through September 2003, at 7.75%; final balloon payment due October 2003; collateralized by rental property located on Augusta Road in Greenville, SC.	924,000
Term note payable in monthlypayments of $2,275 plus interest through March 2003, at 7.75%; final balloon payment due April 2003; collateralized by rental property located on Haywood Road in Greenville, SC.	599,900
Term note payable in monthly payments of $8,225 plus interest through March 2003, at 7.75%; final balloon payment due April 2003; collateralized by rental property located on Pleasantburg Drive inGreenville, SC.	2,238,100
Term note payable in monthly payments of $7,000 plus interest through March 2003, at 7.75%; final balloon payment due April 2003; collateralized by rental property located on Wade Hampton Boulevard in Greenville, SC.	1,892,000
Term note payable in monthly payments of $9,264 including interest through August 2006, at prime plus 4% (actual interest rate of 7.5% at December 31, 2001); collateralized by rental properties located on Kennerly Drive in Irmo, SC and on Old Mill Road in Mauldin, SC.	1,141,853
Total mortgage notes payable	$ 7,513,853


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

Future maturities of debt at December 31, 2001 are as follows:

2002	$ 284,455
2003	5,472,509
2004	700,722
2005	33,107
2006	1,023,060
$ 7,513,853

5.  Demand Note Payable

The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $500,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at the bank's prime rate and are collateralized by rental property known as South Pleasantburg Shopping Center, which is also pledged as collateral for the mortgage notes payable described in Note 4. At December 31, 2001, there was no outstanding balance under the line of credit. During 2001, the maximum borrowing outstanding on the line of credit was approximately $25,000. The line expires in April 2002.

6.  Financial Instruments

Accounting principles generally accepted in the United States of America require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes receivable and payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The carrying value for the note receivable and notes payable approximates fair value.

7.  Long-Term Rental Leases

The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

Year	Annual Base
2002	$ 1,697,062
2003	1,284,797
2004	918,295
2005	589,028
2006	452,866
Thereafter	1,345,379
$ 6,287,427

Leases with renewal options generally contain escalation clauses.


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

8.  Distributions to Shareholders

Cash dividends of $705,069 and $633,357 were paid during the years ended December 31, 2001 and 2000, respectively. All dividends are distributions of earnings and not a return of capital.

9.  Related Party Transactions

During the years ended December 31, 2001 and 2000, the Trust participated in transactions with several related parties that include primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

The following summarizes transactions with affiliates for the years ended December 31:

	2001	2000
Rental income	$ -	$ 3,500
Repairs and maintenance	7,200	7,200
General and administrative expenses	39,780	37,000

10.  Income Taxes

A summary of income tax expenses for the years ended December 31, 2001 and 2000 follows:

	Federal	State	Total
2001
Current	$5,300	$1,900	$7,200
2000
Current	$5,300	$1,900	$7,200

The difference between income before income taxes and taxable income is as follows:

	2001	2000
Income before income taxes	$687,783	$812,150
Differences:
Gain on sale of real estate	-	(137,934)
Depreciation	25,497	40,680
Dividends paid deduction	(675,954)	(677,491)
Other	(1,749)	(1,748)
Taxable income	$35,577	$35,657


 PALMETTO REAL ESTATE TRUST                                        Notes to Financial Statements (continued)

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

	2001	2000
Income taxes at the statutory rate	$234,000	$276,000
State taxes net of federal benefit	1,200	1,200
Surtax exemption	(12,000)	(12,000)
Dividend paid deduction	(216,000)	(258,000)
	$ 7,200	$ 7,200


Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 2001 was 1,102.

Dividends   - The dividends declared quarterly in 2001 and 2000 are as follows:

		Per
2001	Total	Share
First Quarter	$123,582.07
Second Quarter	123,900.07
Third Quarter	123,900.07
Fourth Quarter	305,191.17
	$ 676,573.38

		Per
2000	Total	Share
First Quarter	$106,200.06
Second Quarter	106,200.06
Third Quarter	123,990.07
Fourth Quarter	333,687.19
	$670,077.38

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


Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations.

Financial Condition

During the third quarter of 2001, the Trust purchased property in Irmo, South Carolina for $1,275,000. This purchase was partially financed by obtaining a mortgage in the amount of $1,150,000, payable in monthly installments of $9,264 including interest at prime plus 4% (currently 7.5%) through August 2006, with a final balloon payment of approximately $1,023,000 due on that date.

Results of Operations

Rental income has increased by approximately 3% in 2001 as a result of the acquisition of an additional property in August 2001 which produced additional rental income of approximately $40,000 and annual lease payment increases.

Interest expense increased by approximately $7,900 as a result of additional debt obtained during the year.

Property taxes increased $11,200 due to property reassessment by governmental agencies in Greenville, South Carolina, where the majority of the Trust's buildings are located.

General and administrative expenses increased approximately $26,000 due to increases in property and liability insurance premiums, as well as approximately $11,000 of bad debt expense resulting from a tenant bankruptcy.


Liquidity and Capital Resources

The primary liquid asset of the Trust is cash. Cash provided by operating activities was $968,571 in 2001 and $972,157 in 2000. The cash provided was used for the repayment of debt and payment of dividends. The Trust showed net cash used in 2001 of $179,012 as compared to net cash provided during 2000 of $54,220.

Because it holds noncancelable leases with most of its tenants, the Trust is reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within the next year are being negotiated and management does not expect a significant negative impact on liquidity. At this time, there are no significant vacant properties. Known future commitments of the Trust include the repayment of its debt and certain noncancelable tenant leases, both of which are described in the financial statements filed as part of this annual report. Past capital acquisitions and improvements have been financed through funds provided from operations and proceeds from long-term debt. Future capital expenditures are contingent upon the availability of funds as determined by the board of trustees. Dividend payments to shareholders are discretionary and require the boards of trustees' approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

As with all businesses, inflation has an effect on the operations of the Trust, particularly with maintenance costs and property taxes. The Trust is attempting to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.


PALMETTO REAL ESTATE TRUST

BOARD OF TRUSTEES

December 31, 2001

OFFICERS

James A. Boling
Chairman of the Board of Trustees

William J. Ables
President

Hunter Howard, Sr.
Vice President

Melvin K. Younts
Secretary/Treasurer

C. Laney Younts
Trustee

Billy B. Huskey
Trustee

Hunter Howard, Jr.
Trustee

R. Riggie Ridgeway
Trustee

INDEPENDENT AUDITORS

Crisp Hughes Evans LLP

GENERAL COUNSEL

Younts, Alford, Brown & Goodson
