Form 10QSB
period 2002-03-31
PALMETTO REAL ESTATE TRUST
filed 2002-05-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        MARCH 31, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM            TO            .

Commission file number   0-179

PALMETTO REAL ESTATE TRUST
(Exact name of small business issuer as specified in its charter)

South Carolina (State or other jurisdiction of incorporation of organization)	57-0405064 (I.R.S. Employer Identification No.)

45 Liberty Lane Greenville, SC (Address of principal executive offices)	29607 (Zip Code)

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

          Yes   [ X ]                     No   [   ]

The number of shares outstanding of the Issuer’s Shares of $1 Beneficial Interest as of March 31, 2002 was 1,770,006.

Transitional Small Business Disclosure Format:

          Yes   [ X ]                     No   [   ]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2002

Form 10-QSB Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheet at March 31, 2002..............................................	1
	Unaudited Statements of Income and Undistributed Earnings for the Three Months Ended March 31, 2002 and 2001.........................................................................	2
	Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.................................................	3
	Notes to Unaudited Financial Statements...................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations............................................	5
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings......................................................................................	6
Item 2.	Changes in Securities..................................................................................	6
Item 3.	Defaults Upon Senior Securities..................................................................	6
Item 4.	Submission of Matters to a Vote of Security Holders...................................	6
Item 5.	Other Information........................................................................................	6
Item 6.	Exhibits and Reports on Form 8-K..............................................................	6
	Signatures...................................................................................................	7


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
March 31, 2002

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,402,518
Timberlands	24,864
Total real estate investments	10,427,382

Other assets:
Cash	129,370
Rent receivable	7,262
Note receivable	165,772
Deferred loan expense, net of accumulated amortization	20,944
Total other assets	323,348
Total assets	$ 10,750,730

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$ 115,000
Mortgage notes payable	7,442,931
Accounts payable and accrued expenses	72,595
Deferred revenue	8,333
Income taxes payable	1,000
Total liabilities	7,639,859

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	842,131
Total shareholders' equity	3,110,871
Total liabilities and shareholders' equity	$ 10,750,730

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
For the Three Months Ended March 31, 2002 and 2001

	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Income:
Rental income	$539,329	$489,353
Other income	3,830	10,572
Total Income	543,159	499,925

Expenses:
Depreciation and amortization	75,981	76,736
Interest	124,976	109,340
Repairs and maintenance	13,366	20,041
Property taxes	51,000	51,000
General and administrative	53,181	45,382
Total expenses	318,504	302,499

Income from operations before income taxes	224,655	197,426

Income tax expense	1,000	1,000

Net income	223,655	196,426

Undistributed earnings, beginning	618,476	614,466

Undistributed earnings, ending	$842,131	$810,892

Basic earnings per share of beneficial interest	$0.13	$0.11

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001

	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Cash from operating activities:
Net income	$223,655	$196,426
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	74,775	75,135
Amortization of deferred expenses	1,206	1,601
(Increase) decrease in:
Rent receivable	7,988	(1,941)
Prepaid expense	1,000	-
Increase (decrease) in:
Accounts payable and accrued expenses	(68,695)	(73,296)
Income taxes payable	1,000	1,000
Deferred revenue	8,333	-
Net cash provided by operating activities	249,262	198,925

Cash from investing activities:
Property additions and improvements	(8,035)	-
Collections on mortgage notes receivable	4,359	5,294
Net cash provided by (used in) investing activities	(3,676)	5,294

Cash from financing activities:
Net advances on line of credit	115,000	-
Principal payments on long-term debt	(70,922)	(64,500)
Payment of dividends	(305,191)	(333,687)
Net cash used in financing activities	(261,113)	(398,187)

Net decrease in cash	(15,527)	(193,968)

Cash at beginning of year	144,897	323,909

Cash at end of year	$129,370	$129,941

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Notes to Financial Statements
March 31, 2002

(1)      Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Palmetto Real Estate Trust (the “Trust”), as filed with the Securities and Exchange Commission.

(2)      Interim Periods

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

There have been no significant changes in the Trust’s liquidity or financial condition since December 31, 2001 other than scheduled debt repayments and dividend payments. At present, there are no large capital expenditures planned that would present a liquidity problem.

Results of Operations - For the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Rental income for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, has increased approximately $50,000. This increase was due to additional rental property placed into service in the third quarter 2001, as well as rate increases for new tenants and lease renewals.

Both other income and repairs and maintenance expense decreased during the first quarter of 2002. This was the result of the Trust receiving insurance proceeds for damages caused by a third party to a property owned by the Trust and paying for the subsequent repairs in the first quarter of 2001.

Interest expense increased for the quarter ended March 31, 2002 from additional outstanding debt on rental property purchased in the third quarter of 2001.


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

A.   Reports on Form 8-K:               None


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

May 9, 2002 Date	By: /s/Bill Franks Bill Franks Property Manager (Principal Financial and Accounting Officer)

May 9, 2002 Date	By: /s/James A. Boling James A. Boling Chairman (Principal Executive Officer)
