Form 10QSB
period 2002-06-30
PALMETTO REAL ESTATE TRUST
filed 2002-08-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

          Yes   [ X ]                               No   [   ]

The number of shares outstanding of the Issuer’s Shares of $1 Beneficial Interest as of June 30, 2002 was 1,770,006.

Transitional Small Business Disclosure Format:

          Yes   [   ]                                No   [X]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2002

Form 10-QSB Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheet at June 30, 2002....................................................................	1
	Unaudited Statements of Income and Undistributed Earnings for the Three Months Ended June 30, 2002 and 2001...............................................................................................	2
	Unaudited Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001........................................................................	3
	Notes to Unaudited Financial Statements.......................................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations................................................................	5
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings..........................................................................................................	6
Item 2.	Changes in Securities......................................................................................................	6
Item 3.	Defaults Upon Senior Securities......................................................................................	6
Item 4.	Submission of Matters to a Vote of Security Holders.......................................................	6
Item 5.	Other Information............................................................................................................	6
Item 6.	Exhibits and Reports on Form 8-K..................................................................................	6
	Signatures.......................................................................................................................	7


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
June 30, 2002

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,341,769
Timberlands	24,864
Total real estate investments	10,366,633

Other assets:
Cash	194,054
Rent receivable	2,915
Note receivable	161,313
Deferred loan expense, net of accumulated amortization	18,738
Total other assets	377,020
Total assets	$ 10,743,653

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$ 95,000
Mortgage notes payable	7,372,354
Accounts payable and accrued expenses	114,012
Dividends payable	0
Deferred revenue	0
Deferred revenue	5,833
Income taxes payable	2,000
Total liabilities	7,589,199

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	885,714
Total shareholders' equity	3,154,454
Total liabilities and shareholders' equity	$ 10,743,653

              See accompanying notes and accountants' report.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Income:
Rental income	$ 523,050	$ 494,653	$1,062,379	$ 984,006
Other income	3,593	4,313	7,423	14,885
Total Income	526,643	498,966	1,069,802	998,891

Expenses:
Depreciation and amortization	76,255	76,761	152,236	153,497
Interest	147,419	129,843	272,395	239,183
Repairs and maintenance	9,984	17,581	23,350	37,622
Property taxes	51,000	51,000	102,000	102,000
General and administrative	55,807	45,942	108,988	91,324
Total expenses	340,465	321,127	658,969	623,626

Income from operations before income taxes	186,178	177,839	410,833	375,265

Income tax expense	(1,000)	(1,000)	(2,000)	(2,000)
Net income	185,178	176,839	408,833	373,265

Undistributed earnings, beginning	842,131	810,892	618,476	614,466

Dividends paid	141,595	123,900	141,595	123,900
Undistributed earnings, ending	$ 885,714	$ 863,831	$ 885,714	$ 863,831
Basic earnings per share of beneficial interest	$ 0.10	$ 0.10	$ 0.23	$ 0.21

              See accompanying notes and accountants' report.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Cash from operating activities:
Net income	$ 408,833	$ 373,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	147,824	150,295
Amortization of deferred expenses	4,412	3,202
Change in operating assets and liabilities
Rent receivable	12,335	(2,707)
Accounts payable and accrued expenses	(27,278)	(567)
Income taxes payable	2,000	2,000
Deferred revenue	5,833	-
Net cash provided by operating activities	553,959	525,488

Cash from investing activities:
Property additions and improvements	(20,335)	(4,390)
Collections on mortgage notes receivable	8,818	9,370
Net cash provided by (used in) investing activities	(11,517)	4,980

Cash from financing activities:
Net advances on line of credit	95,000	-
Principal payments on long-term debt	(141,499)	(129,000)
Payment of dividends	(446,786)	(457,587)
Net cash used in financing activities	(493,285)	(586,587)

Net increase (decrease) in cash	49,157	(56,119)

Cash at beginning of year	144,897	323,909
Cash at end of year	$ 194,054	$ 267,790

              See accompanying notes and accountants' report.


PALMETTO REAL ESTATE TRUST
Notes to Financial Statements
June 30, 2002

(1)        Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)        Interim Periods

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

There have been no significant changes in the Trust's liquidity or financial condition since December 31, 2001 other than scheduled debt repayments and dividend payments.

Results of Operations - For the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Rental income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, has increased approximately $78,000. This increase was due to additional rental property placed into service in the third quarter 2001, as well as rate increases for new tenants and lease renewals.

Both other income and repairs and maintenance expense decreased during the second quarter of 2002. This was the result of the Trust receiving insurance proceeds for damages caused by a third party to a property owned by the Trust and paying for the subsequent repairs in the first quarter of 2001.

Interest expense increased for the quarter ended June 30, 2002 from additional outstanding debt on rental property purchased in the third quarter of 2001.

General and administrative expenses increased approximately $18,000 during the second quarter of 2002 due to bad debt expenses resulting from financial difficulties of tenant businesses.

Liquidity and Capital Resources

The Trust has contracted to purchase a 5% interest in a commercial property located in Greenville, South Carolina for approximately $285,000. This acquisition cost is going to be funded through the sale of the existing Cateran Lodge property for approximately $194,000 and approximately $91,000 of additional debt financing, as necessary. The expected closing date is August 2002.

A buyer has signed a 30-day option to purchase retail property on Wade Hampton Boulevard in Greenville, South Carolina from the Trust for approximately $394,000. The projected closing date is August 2002. These funds would be used for other available properties.

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

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Trust ("Meeting") was held on May 30, 2002. The results of the vote on the matters presented at the Meeting were as follows:

1.   The number of Trustees was increased from eight to nine by the following vote:

For    1,341,786                Against    -0-;               Abstain    -0-

2.   The following individuals were elected as trustees, each for a one-year term:

	Vote For	Vote Against	Abstain
James A Boling	1,341,786	-0-	-0-
William J. Ables	1,341,786	-0-	-0-
S. Hunter Howard, Sr.	1,341,786	-0-	-0-
Melvin K. Younts	1,341,786	-0-	-0-
S. Hunter Howard, Jr.	1,341,786	-0-	-0-
Billy B. Huskey	1,341,786	-0-	-0-
R. Riggie Ridgeway	1,341,786	-0-	-0-
C. Laney Younts	1,341,786	-0-	-0-
Bill Franks	1,341,786	-0-	-0-

3.   Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:

For    1,341,786                Against    -0-;               Abstain    -0-

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

A.       Reports on Form 8-K:        None


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

8-2-02	By:/s/ Ted LeCroy
Date	Ted LeCroy Property Manager (Principal Financial and Accounting Officer)

8-2-02	By:/s/ James A. Boling
Date	James A. Boling Chairman (Principal Executive Officer)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF PALMETTO REAL ESTATE TRUST
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ James A. Boling	/s/ Ted LeCroy
Chief Executive Officer Chairman - Board of Trustees	Chief Financial Officer Manager

Dated: August 12, 2002
