Form 10QSB
period 2002-09-30
PALMETTO REAL ESTATE TRUST
filed 2002-11-14
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

          Yes   [ X ]                               No   [   ]

The number of shares outstanding of the Issuer’s Shares of $1 Beneficial Interest as of September 30, 2002 was 1,770,006.

Transitional Small Business Disclosure Format:

          Yes   [   ]                                No   [X]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended September 30, 2002

Form 10-QSB Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheet at September 30, 2002...........................................................................	1
	Unaudited Statements of Income and Undistributed Earnings for the Three Months and Nine Months Ended September 30, 2002 and 2001...........................................................................................	2
	Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001..............................................................................	3
	Notes to Unaudited Financial Statements.......................................................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations................................................................................	5
Item 3.	Controls and Procedures...............................................................................................................	5-6

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................................	6
Item 2.	Changes in Securities...................................................................................................................	6
Item 3.	Defaults Upon Senior Securities...................................................................................................	6
Item 4.	Submission of Matters to a Vote of Security Holders...................................................................	6
Item 5.	Other Information.......................................................................................................................	6
Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	6
	Signatures and Certifications.......................................................................................................	7-10


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
September 30, 2002

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,538,777
Timberlands	24,864
Total real estate investments	10,563,641

Other assets:
Cash	188,469
Rent receivable	5,207
Note receivable	156,754
Deferred loan expense, net of accumulated amortization	16,532
Total other assets	366,962
Total assets	$ 10,930,603

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$ 85,000
Mortgage notes payable	7,301,660
Accounts payable and accrued expenses	166,460
Income taxes payable	3,000
Total liabilities	7,556,120

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	1,105,743
Total shareholders' equity	3,374,483
Total liabilities and shareholders' equity	$ 10,930,603

              See accompanying notes.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Income:
Rental income	$ 510,849	$ 501,079	$ 1,573,228	$ 1,485,085
Other income	9,139	5,022	16,562	19,907
Total Income	519,988	506,101	1,589,790	1,504,992

Expenses:
Depreciation and amortization	76,813	82,161	229,049	235,658
Interest	146,290	135,917	418,685	375,100
Repairs and maintenance	21,226	13,528	44,576	51,150
Property taxes	54,587	50,838	156,587	152,838
General and administrative	31,992	37,227	140,980	128,551
Total expenses	330,908	319,671	989,877	943,297

Income from operations	189,080	186,430	599,913	561,695

Gain on sale of real estate	173,550	--	173,550	--

Income before Income Taxes	362,630	186,430	773,463	561,695

Income tax expense	(1,000)	(1,000)	(3,000)	(3,000)
Net income	361,630	185,430	770,463	558,695

Undistributed earnings, beginning	885,714	863,831	618,476	614,466

Dividends paid	141,601	123,581	283,196	247,481
Undistributed earnings, ending	$ 1,105,743	$ 925,680	$ 1,105,743	$ 925,680
Basic earnings per share of beneficial interest	$ 0.20	$ 0.10	$ 0.44	$ 0.32

              See accompanying notes.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash from operating activities:
Net income	$ 770,463	$ 558,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	222,430	230,485
Amortization of deferred expenses	6,619	5,173
Gain on sale of real estate	(173,550)	--
Change in operating assets and liabilities
Rent receivable	10,043	(11,586)
Accounts payable and accrued expenses	25,170	25,259
Income taxes payable	3,000	3,000
Net cash provided by operating activities	864,175	811,026

Cash from investing activities:
Property additions and improvements	(311,949)	(1,309,058)
Proceeds from sale of property	193,550	--
Collections on mortgage notes receivable	13,377	13,539
Net cash used in investing activities	(105,022)	(1,295,519)

Cash from financing activities:
Net advances on line of credit	85,000	--
Principal payments on long-term debt	(212,193)	(195,577)
Proceeds from long-term debt	--	1,150,000
Payment of loan origination costs	--	(11,101)
Payment of dividends	(588,388)	(581,168)
Net cash provided by (used in) financing activities	(715,581)	362,154

Net increase (decrease) in cash	43,572	(122,339)

Cash at beginning of year	144,897	323,909
Cash at end of year	$ 188,469	$ 201,570

              See accompanying notes.


PALMETTO REAL ESTATE TRUST
Notes to Interim Financial Statements
September 30, 2002

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

(2)       Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

On September 6, 2002, the Trust purchased a 5% interest in a partnership that owns property consisting of a commercial building and 15.7 acres of land, located in Greenville, South Carolina for approximately $288,000. The purchase was partially funded with the proceeds from the sale of the Cateran Lodge property in Greenville on the same date for $190,000. The remaining $98,000 was obtained from the Trust's cash on hand.

Results of Operations - For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Rental income for the nine months ended September 30, 2002 has increased approximately $88,000 as compared to the same period in 2001. This increase was due to additional rental property placed into service in the third quarter 2001, as well as rate increases for new tenants and lease renewals.

Interest expense increased for the nine-month period ended September 30, 2002 due to additional outstanding debt on rental property purchased in the third quarter of 2001.

General and administrative expenses increased approximately $12,000 over the same period for 2001 due to bad debt expenses resulting from financial difficulties of tenant business.

Liquidity and Capital Resources
The Trust is negotiating with a potential buyer to sell retail property located on Church Street in Spartanburg, South Carolina for approximately $178,000. The Trust will receive a $10,000 cash deposit and finance the remainder of the sales price at 6.75% interest over 20 years.

Item 3.  Controls and Procedures

A.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Principal
       Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Principal Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required in our periodic SEC filings.


B.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

A.   Reports on Form 8-K:      None.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

10-31-02	By:/s/ Ted LeCroy
Date	Ted LeCroy Property Manager (Principal Financial and Accounting Officer)

10-31-02	By:/s/ James A. Boling
Date	James A. Boling Chairman (Principal Executive Officer)


Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10-31-02	/s/James A. Boling .
James A. Boling Principal Executive Officer


Sarbanes-Oxley Section 302(a) Certification

I, Ted LeCroy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10-31-02	/s/Ted LeCroy .
Ted LeCroy Principal Financial Officer


Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Ted LeCroy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Ted LeCroy
Name:	Ted LeCroy Boling
Title:	Principal Financial Officer
