Form 10KSB
period 2002-12-31
PALMETTO REAL ESTATE TRUST
filed 2003-03-31
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The issuer's revenues for its most recent fiscal year:        $2,098,263

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 18, 2003:       Shares of Beneficial Interest       1,770,006

Documents Incorporated by Reference

1.   Portions of Annual Report to Stockholders for the year ended December 31, 2002 (“Annual Report”) in Part II.

2.   Portions of Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders in Part III.


Part I

Item 1.   Business

Palmetto Real Estate Trust (the “Trust”), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is Ted LeCroy. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2002, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

Item 2.   Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.	Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2003. Annual base rent $9,600; property taxes for 2002--$1,774.
B.	Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2005; property taxes for 2002--$4,510.
C.	Jones Auto Detail, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; three-year lease expires October 31, 2004; annual base rent $3,384; property taxes for 2002--$1,777.
D.	Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2002--$571,782; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.
E.	Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2002--$3,876.

Principal Tenants	Lease Arrangements
Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $16,800.

Jaguar South	One-year lease expires April 30, 2003. Annual base rent $10,800.

F.	Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2002--$2,139,401; collateral for line of credit balance of $-0-; property taxes for 2002--$90,478.

Principal Tenants	Lease Arrangements
Belk-Simpson Company	Carpet and furniture sales. Five-year lease expires January 31, 2004; 48,000 square feet. Annual base rent $159,072.

Book Rack	Three year lease expires May 31, 2005. Annual base rent $10,080.

The Open Book	Five-year lease expires September 30, 2005; 16,000 square feet. Annual base rent $78,000.

Alpha Beauty School	Five-year lease expires May 31, 2004. Annual base rent $15,180.

Olan Mills Studio	One-year lease expires April 30, 2003. Annual base rent $8,100.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

Pleasantburg Shoe Service	Three-year lease expires January 31, 2003. Annual base rent $5,400.

SharMari Hair Extraordinaire	Two-year lease expires January 31, 2003. Annual base rent $5,520.

Simply the Best	Two-year lease expires January 31, 2003. Annual base rent $12,780.

Gregory's Boutique	Three-year lease expires May 31, 2004. Annual base rent $11,880.

Fred A. Fuller Appliances	Three-year lease expires February 28, 2003. Annual base rent $14,056.

Wilson's 5¢ to $1.00	Five-year lease expires January 31, 2005. Annual base rent $39,084.

Nichole's	Two-year lease expires May 31, 2003. Annual base rent $5,400.

Novelty Shop	Three-year lease expires March 31, 2003. Annual base rent $31,632.

POP Enterprises	Three-year lease expires March 31, 2003. Annual base rent $56,700.

The Great Escape	Five-year lease expires January 31, 2005; 16,000 square feet. Annual base rent $54,000.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Trikate, Inc.	Three-year lease expires August 31, 2004. Annual base rent $7,080.

Culinary Capers, Inc.	Two-year lease expires January 31, 2003. Annual base rent $10,200.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

LeCroy & Company	One-year lease expires September 30, 2003. Annual base rent $4,200.

Pleasantburg Barber Shop	One-year lease expires December 31, 2003. Annual base rent $7,080.

The Piano Store	One-year lease expires April 30, 2003. Annual base rent $6,000.

Act II	Month-to-month rental. Annual base rent $5,100.

King David Salon	Two-year lease expires June 30, 2003. Annual base rent $5,700.

Best Upholstering	Three-year lease expires December 31, 2004. Annual base rent $8,460.

Manifest Discs & Tapes	One-year lease expires January 31, 2003. Annual base rent $52,500.

Borderlands	Three-year lease expires January 31, 2003. Annual base rent $22,920.

Half Moon Outfitters	Three-year lease expires May 31, 2005. Annual base rent $32,328.

G.	Wade Hampton Property, Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building divided into seven office spaces; 7,730 square feet; no mortgages or liens; property taxes for 2002--$7,676.

Principal Tenants	Lease Arrangements

Mr. Curtis Hair Design	One-year option expires August 31, 2003. Annual base rent $7,920.

Filter Queen	Three-year lease expires May 31, 2005. Annual base rent $7,200.

Check World	Three-year lease expires May 31, 2003. Annual base rent $8,280.

Mobile Healthcare (2 buildings)	Two-year lease expires March 31, 2004. Annual base rent $13,140.


G.	Wade Hampton Property (continued)

Principal Tenants	Lease Arrangements

Isabela's Alterations	One-year lease expires November 30, 2003. Annual base rent $8,280.

Beltone Hearing Aid Center	Three-year lease expires June 30, 2004. Annual base rent is $11,616.

H.	Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006. Property taxes are paid by the tenant.

I.	BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.

J.	Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2002--$2,471.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2004. Annual base rent $7,020.

Before-N-After Salon	Three-year lease expires May 31, 2003. Annual base rent - $7,590.

K.	Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $35,940; three-year lease expires July 14, 2003; property taxes paid by tenant.

L.	Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000.

M.	Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2005; property taxes paid by tenant.

N.	Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.


O.	Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

P.	TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2002 - $693,384; annual base rent - $89,700; eight-year lease expires November 14, 2007; property taxes paid by tenant.

Q.	Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2002 - $1,805,428; property taxes for 2002--$46,399.

Principal Tenants	Lease Arrangements

American General Finance	Five-year lease expires May 31, 2006. Annual base rent $12,000.

Brenda's Boutique	Three-year lease expires January 31, 2003. Annual base rent $11,220.

Hardee's Restaurant	Fifteen-year lease expires December 30, 2004. Annual base rent $22,200.

Harvey's Family Restaurant	Three-year lease expires April 30, 2005. Annual base rent $22,200.

Little Caesar's Pizza	One year lease expires May 14, 2003. Annual base rent $19,680.

Jackson Hewitt	Three-year lease expires April 30, 2004. Annual base rent $11,940.

Great Wall	Five-year lease expires October 31, 2006. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires January 31, 2005. Annual base rent $22,524.


Q.	Taylors Point Shopping Center (continued)

Principal Tenants	Lease Arrangements

Royal Mortgage	Two-year lease expires January 31, 2004. Annual base rent $10,500.

Med Four LLC	Three-year lease expires November 30, 2003. Annual base rent $66,000.

Go Mobile Communications	One-year lease expires August 31, 2003. Annual base rent $11,940.

On Deck Circle	Month-to-month rental. Annual base rent $8,100.

L & B Discount Tobacco	Two-year lease expires October 31, 2004. Annual base rent $15,000.

R.	Potomac Place Shopping Center – 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2002--$899,115; property taxes for 2002--$25,401.

Principal Tenants	Lease Arrangements

Advance Auto	Five-year lease expires December 31, 2004; 6,574 square feet; annual base rent $39,444.

Ladies & Gents	Three-year lease expires July 31, 2004. 1,700 square feet; annual base rent $17,280.

Generation Gap	Five-year lease expires February 16, 2007; 1,700 square feet; annual base rent $12,132.

Goodwill Industries	Five-year lease expires December 31, 2002; 3,500 square feet; annual base rent $20,700.

Rainbow Rental	Five-year lease expires May 31, 2003; 7,512 square feet; annual base rent $31,926.

Sarah's Kitchen	Five-year lease expires November 30, 2003; 2,500 square feet; annual base rent $20,755.

Bell South	Year-to-year rental; annual base rent $900.

S.	The Sunshine House – 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,075 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2002 - $1,115,147; annual base rent - $114,000; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.


Item 3.   Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.


Part II

Item 5.   Market for Common Equity and Related Security Holder Matters

The information under the caption “Common Stock Information” in the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

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

Item 13.  Exhibits and Reports on Form 8-K

a.     Exhibits
        13 Annual report to stockholders

b.     Report on Form 8-K – none


14.  Controls and Procedures

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

PALMETTO REAL ESTATE TRUST

Date: March 31, 2003	by: /s/James A. Boling James A. Boling Chairman of the Board of Trustees

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William J. Ables William J. Ables	President	March 26, 2003

Hunter Howard, Sr.	Vice-President

/s/ Melvin K. Younts Melvin K. Younts	Secretary	March 26, 2003

B. A. Franks	Treasurer

/s/ Laney Younts Laney Younts	Trustee	March 26, 2002

Billy B. Huskey	Trustee

/s/ Hunter Howard, Jr. Hunter Howard, Jr.	Trustee	March 26, 2003

R. Riggie Ridgeway	Trustee


Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/James A. Boling .
James A. Boling Principal Executive Officer


Sarbanes-Oxley Section 302(a) Certification

I, Ted LeCroy, certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/Ted LeCroy .
Ted LeCroy Principal Financial Officer


Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Ted LeCroy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Ted LeCroy
Name:	Ted LeCroy
Title:	Principal Financial Officer


Exhibit 13

Annual Report to Stockholders


Palmetto Real Estate Trust
45 Liberty Lane
Greenville, South Carolina 29607
(864) 233-6007

PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2002


PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2002

Contents

Independent Auditors' Report ..................................................................................................... 1

Audited Financial Statements

Notes to Financial Statements ........................................................................................ 6 - 12

Common Stock Information ..................................................................................................... 13

Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................................................................... 14 - 15

Trustees and Officers ................................................................................................................ 16


Independent Auditors' Report

To the Board of Directors and Shareholders
Palmetto Real Estate Trust

We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 2002, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
January 14, 2003


PALMETTO REAL ESTATE TRUST

Balance Sheet

December 31, 2002

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,301,552
Timberlands	24,864
Total real estate investments	10,326,416
Other assets:
Cash	139,381
Rent receivable	11,663
Note receivable	320,091
Deferred loan expense, net of accumulated amortization	14,326
Total other assets	485,461
Total assets	$ 10,811,877
Liabilities and Shareholders' Equity
Liabilities:
Mortgage notes payable	$ 7,224,257
Accounts payable and accrued expenses	144,097
Line of Credit	75,000
Total liabilities	7,443,354
Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	1,099,783
Total shareholders' equity	3,368,523
Total liabilities and shareholders' equity	$ 10,811,877

See accompanying notes to financial statements


PALMETTO REAL ESTATE TRUST

Statements of Income

Years Ended December 31, 2002 and 2001

	2002	2001
Income:
Rental income	$ 2,078,173	$ 1,983,914
Other income	20,090	23,834
Total income	2,098,263	2,007,748
Expenses:
Depreciation and amortization	305,914	301,430
Interest	570,645	543,558
Repairs and maintenance	64,225	64,267
Property taxes	219,508	215,618
General and administrative	206,049	195,092
Total expenses	1,366,341	1,319,965
Income from operations before income taxes	731,922	687,783
Gains on sale of real estate	189,985	-
Income before income taxes	921,907	687,783
Income tax expense	15,800	7,200
Net income	$ 906,107	$ 680,583
Basic earnings per share of beneficial interest	$ 0.51	$ 0.38

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Shareholders' Equity

Years Ended December 31, 2002 and 2001

	Shares of Beneficial Interest
	$1 Par Value		Capital	Undistributed
	Shares	Amount	Surplus	Earnings	Total
Balance at December 31, 2000	1,770,006	$ 1,770,006	$ 498,734	$ 614,466	$ 2,883,206
Net income	-	-	-	680,583	680,583
Dividends declared	-	-	-	(676,573)	(676,573)
Balance at December 31, 2001	1,770,006	1,770,006	498,734	618,476	2,887,216
Net income	-	-	-	906,107	906,107
Dividends declared	-	-	-	(424,800)	(424,800)
Balance at December 31, 2002	1,770,006	$ 1,770,006	$ 498,734	$ 1,099,783	$ 3,368,523

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Cash Flows

Years Ended December 31, 2002 and 2001

	2002	2001
Cash from operating activities:
Net income	$ 906,107	$ 680,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	298,090	294,085
Amortization of deferred expenses	7,824	7,345
Gain on sale of real estate	(189,985)	-
Net change in operating assets and liabilities:
Rent receivable	3,587	(11,571)
Prepaid expense	1,000	(1,000)
Accounts payable and accrued expenses	2,803	(871)
Net cash provided by operating activities	1,029,426	968,571
Cash from investing activities:
Property additions and improvements	(298,649)	(1,333,069)
Proceeds from sale of property	526,250)	-
Collections on mortgage notes receivable	(317,960)	17,802
Net cash used in investing activities	(90,359)	(1,315,267)
Cash from financing activities:
Net advances from line of credit	75,000	-
Deferred loan costs	-	(11,100)
Principal payments on long-term debt	(289,596)	(266,147)
Proceeds from long-term debt	-	1,150,000
Payment of dividends	(729,987)	(705,069)
Net cash provided by (used in) financing activities	(944,583)	167,684
Net decrease in cash	(5,516)	(179,012)
Cash at beginning of year	144,897	323,909
Cash at end of year	$ 139,381	$ 144,897
Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$ 575,052	$ 542,188
Income taxes	$ 5,401	$ 8,226
Noncash transactions:
Change in accrued dividends	$ 305,195	$ 28,496
Issuance of mortgage note payable	$ 168,000	$ -

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Notes to Financial Statements

December 31, 2002 and 2001

1.	Summary of Significant Accounting Policies

Organization - Palmetto Real Estate Trust (“the Trust”) has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in upstate South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

Investments in Rental Property - Investments in rental property are recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 2002.

Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Net deferred loan costs at December 31, 2002 amounted to:

Deferred loan costs	$ 53,350
Accumulated amortization	(39,024)
$ 14,326

Basic Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 2002 and 2001.


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

Income Taxes - The Trust files its tax returns under Sections 856-858 of the Internal Revenue Code and the applicable state laws as a real estate investment trust, and makes distributions to its shareholders of its real estate trust taxable income. As a qualified real estate investment trust, distribution of the Trust's taxable income and capital gains are taxed at the shareholder level. The Trust is required to distribute at least 85% of its taxable income other than capital gains to maintain its tax status. To avoid additional excise tax, an amount equal to the sum of 85% of ordinary income and 95% of capital gains must be distributed in the year it is earned. Differences in income for financial reporting and tax reporting result from utilization of different methods of calculating depreciation and differences in reporting gains on the sale of real estate.

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


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

2.	Investment in Rental Property and Gain on Sale of Real Estate

		Initial Cost to Company		Costs Capitalized Subsequent Acquisition
Description	Encumbrances	Land	Building and Improvements	Improvements

Aiken, SC	$ -	$ 24,500	$ 33,123	$ 11,354
Reidville Road Brake and Car Wash--Spartanburg, SC	-	10,000	39,820	5,964
Enigma Spinx--Greenville, SC	571,782	350,000	670,000	-
Venture Park--Greenville, SC	-	11,000	81,017	12,140
Pleasantburg Shopping Center-- Greenville, SC	2,139,401	977,759	1,739,570	1,290,555
Wade Hampton Property-- Greenville, SC	-	40,000	200,000	25,358
Willard Oil Property-- Spartanburg, SC	-	55,984	79,140	-
BP Oil--Greenville, SC	-	100,000	328,736	-
Laurens Road Property-- Greenville, SC	-	16,235	82,261	8,046
Transit Drive--Greenville, SC	-	50,000	175,000	19,213
Ace TV Rentals--Greenville, SC	-	50,000	160,000	-
Lesco--Greer, SC	-	30,000	200,000	-
Tireama--Spartanburg, SC	-	26,000	234,000	-
Atlas Services--Columbia, SC	-	75,000	670,000	-
Taylors Point Shopping Center-- Greenville, SC	1,805,428	500,000	2,300,000	18,633
Atlas Services--Mauldin, SC		50,000	621,000	-
Potomac Place Shopping Center--Greenville, SC	899,115	150,000	850,350	-
Truegreen-Chemlawn-- Greenville, SC	693,384	100,000	845,000	-
Sunshine House--Irmo, SC	1,115,147	100,000	1,175,000	-
Federal Express Building	-	40,000	248,070	-
Other	-	-	-	132,673
	$ 7,224,257	$ 2,756,478	$ 10,732,087	$ 1,523,936

(1) Construction date unavailable


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
$ 24,500	$ 44,477	$ 68,977	$ 34,394	1966	1965	33

10,000	45,784	55,784	39,820	1970	1970	25
350,000	670,000	1,020,000	394,590	(1)	1993	31/15
11,000	93,157	104,157	63,493	1977	1979	25

977,759	3,030,125	4,007,884	2,474,654	1965	1976	31

40,000	225,358	265,358	163,998	1982	1983	25

55,984	79,140	135,124	50,562	1993	1986	15
100,000	328,736	428,736	295,069	1985	1986	25

16,235	90,307	106,542	43,680	1973	1988	31
50,000	194,213	244,213	73,407	(1)	1991	31
50,000	160,000	210,000	54,180	(1)	1992	31
30,000	200,000	230,000	42,917	1994	1994	39
26,000	234,000	260,000	48,437	(1)	1994	39
75,000	670,000	745,000	121,438	1995	1995	40

500,000	2,318,633	2,818,633	408,812	1990	1995	40
50,000	621,000	671,000	98,325	1996	1996	40

150,000	850,350	1,000,350	90,406	-	1998	40

100,000	845,000	945,000	66,896	1999	1999	40
100,000	1,175,000	1,275,000	41,615	2001	2001	40
40,000	248,070	288,070	2,067	2002	2002	40
-	132,673	132,673	102,189	-	Various	7
$ 2,756,478	$ 12,256,023	$ 15,012,501	$ 4,710,949


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

The aggregate cost and accumulated depreciation for federal income tax purposes is $14,266,039 and $4,626,828 at December 31, 2002, respectively.

Activity in the Trust's investment in real estate for the two years in the period ended December 31, 2002 is summarized as follows:

	Years Ended December 31
	2002	2001
Investment in Real Estate

Balance at beginning of year	$ 15,011,041	$ 13,677,972

Acquisitions	298,649	1,333,069

Disposals	(297,189)	-

Balance at end of year	$ 15,012,501	$ 15,011,041

Accumulated Depreciation

Balance at beginning of year	$ 4,541,783	$ 4,247,698

Depreciation expense	298,090	294,085

Disposals	(128,924)	-

Balance at end of year	$ 4,710,949	$ 4,541,783

3.	Mortgage Notes Receivable

The Trust has a mortgage note receivable in connection with the sale of property in 1994, which bears interest at 9% and is payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $152,091 at December 31, 2002.

During 2002, the Trust obtained a mortgage note receivable in connection with the sale of the CV Master property, which bears interest at 6.75% and is payable in monthly installments of $1,277, including interest through January 2008. The carrying amount of the mortgage note receivable was $168,000 at December 31, 2002.


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

4.	Mortgage Notes Payable

	Long-term debt at December 31, 2002 consists of the following:

	Term note payable in monthly payments of $2,000 plus interest through November 2002 at 8% and through November 2004 at 6.15%; final balloon payment due December 2004; collateralized by rental property located on Echelon Road in Greenville, SC.	$ 693,384

	Term note payable in monthly payments of $2,000 plus interest through November 2002 at 7.75% and through September 2003 at 6.15%; final balloon payment due October 2003; collateralized by rental property located on Augusta Road in Greenville, SC.	899,115

	Term note payable in monthly payments of $2,275 plus interest through November 2002 at 7.75% and through March 2003 at 6.15%; final balloon payment due April 2003; collateralized by rental property located on Haywood Road in Greenville, SC.	571,782

	Term note payable in monthly payments of $8,225 plus interest through November 2002 at 7.75% and through March 2003 at 6.15%; final balloon payment due April 2003; collateralized by rental property located on Pleasantburg Drive in Greenville, SC.	2,139,401

	Term note payable in monthly payments of $7,000 plus interest through November 2002 at 7.75% and through March 2003 at 6.15%; final balloon payment due April 2003; collateralized by rental property located on Wade Hampton Boulevard in Greenville, SC.	1,805,428

	Term note payable in monthly payments of $9,264 including interest through November 2002 at prime plus 4%, and a fixed rate of 6.15% through July 2006; final balloon payment due August 2006; collateralized by rental properties located on Kennerly Drive in Irmo, SC and on Old Mill Road in Mauldin, SC.	1,115,147

	Total mortgage notes payable	$ 7,224,257

	Future maturities of debt at December 31, 2002 are as follows:

	2003	$ 5,483,703
	2004	718,149
	2005	49,717
	2006	972,688
		$ 7,224,257


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

5.	Line of Credit

The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $250,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at the bank's prime rate and are unsecured. At December 31, 2002, there was an outstanding balance under the line of credit of $75,000. During 2002, the maximum borrowing outstanding on the line of credit was approximately $125,000. The line expires in February 2003.

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

7.	Long-Term Rental Leases

The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

Year	Annual Base
2003	$ 1,552,490
2004	1,123,690
2005	699,710
2006	445,200
2007	313,480
Thereafter	1,025,170
$ 5,159,740

Leases with renewal options generally contain escalation clauses.

8.	Distributions to Shareholders

Cash dividends of $729,987 and $705,069 were paid during the years ended December 31, 2002 and 2001, respectively. All dividends are distributions of earnings and not a return of capital.


PALMETTO REAL ESTATE TRUST                                                        Notes to Financial Statements (continued)

9.	Related Party Transactions

During the years ended December 31, 2002 and 2001, the Trust participated in transactions with several related parties that include primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

The following summarizes transactions with affiliates for the years ended December 31:

	2002	2001
Rental income	$ 4,200	$ -
Repairs and maintenance	4,200	7,200
General and administrative expenses	30,400	39,780

10.	Income Taxes

A summary of income tax expenses for the years ended December 31, 2002 and 2001 follows:

	Federal	State	Total
2002
Current	$ 11,700	$ 4,100	$ 15,800
2001
Current	$ 5,300	$ 1,900	$ 7,200

The difference between income before income taxes and taxable income is as follows:

	2002	2001
Income before income taxes	$921,907	$687,783
Differences:
Gain on sale of real estate	(174,041)	-
Depreciation	8,129	25,497
Dividends paid deduction	(673,768)	(675,954)
Capital gain	(2,929)	-
Other	(1,180)	(1,749)
Taxable income	$ 78,118	$ 35,577

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

	2002	2001
Income taxes at the statutory rate	$313,000	$234,000
State taxes net of federal benefit	2,800	1,200
Surtax exemption	(12,000)	(12,000)
Dividend paid deduction	(288,000)	(216,000)
	$ 15,800	$ 7,200


Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 2002 was 1,102.

Dividends- The dividends declared quarterly in 2002 and 2001 are as follows:

2002	Total	Per Share

First Quarter	$ 141,600.08
Second Quarter	141,600.08
Third Quarter	141,600.08
Fourth Quarter	-	-

	$ 424,800.24

2001	Total	Per Share

First Quarter	$ 123,582.07
Second Quarter	123,900.07
Third Quarter	123,900.07
Fourth Quarter	305,191.17

	$ 676,573.38

Dividends of $.14 per share, totaling $247,801 for the fourth quarter of 2002, were declared in January 2003.

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

Financial Condition

During the third quarter of 2002, the Trust sold the Cateran Lodge property in Greenville, South Carolina. Proceeds from the sale of approximately $190,000, along with $98,000 from the Trust's cash on hand, were used to purchase a 5% interest in a commercial building and property for $288,000 on September 6, 2002.

In the fourth quarter, the Trust sold property on North Church Street in Spartanburg, South Carolina. The Trust received $10,000 cash and a note receivable for $168,000 as proceeds from the sale.

Results of Operations

Net income increased by approximately $226,000, primarily as a result of the gains on sale of real estate of approximately $190,000 and an increase of approximately $94,000 in rental income offset by increases of $27,000 in interest expense, $8,600 in income tax expense, and $11,000 in general and administrative expenses.

Rental income has increased by approximately 5% in 2002 as a result of the acquisition of an additional property in 2001 which produced additional rental income of approximately $70,000 and annual lease payment increases.

Interest expense increased by approximately $27,000 as a result of additional debt obtained during 2001.


Liquidity and Capital Resources

The primary liquid asset of the Trust is cash. Cash provided by operating activities was $1,029,426 in 2002 and $968,571 in 2001. The cash provided was used for the repayment of debt and payment of dividends. The Trust showed net cash used $5,516 in 2002 and $179,012 in 2001.

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

December 31, 2002

OFFICERS

James A. Boling
Chairman of the Board of Trustees

William J. Ables
President

Hunter Howard, Sr.
Vice President

Melvin K. Younts
Secretary

Bill A. Franks
Treasurer

Laney Younts
Trustee

Billy B. Huskey
Trustee

Hunter Howard, Jr.
Trustee

R. Riggie Ridgeway
Trustee

INDEPENDENT AUDITORS

Crisp Hughes Evans LLP

GENERAL COUNSEL

Younts, Alford, Brown & Goodson
