Form 10QSB
period 2003-03-31
PALMETTO REAL ESTATE TRUST
filed 2003-05-14
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       March 31, 2003
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

          Yes   [   ]                                No   [X]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2003

Form 10-QSB Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheet at March 31, 2003.................................................................................	1
	Unaudited Statements of Income and Undistributed Earnings for the Three Months Ended March 31, 2003 and 2002.................................................................................................	2
	Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002.....................................................................................	3
	Notes to Unaudited Financial Statements.......................................................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations................................................................................	5
Item 3.	Controls and Procedures...............................................................................................................	5-6

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................................	6
Item 2.	Changes in Securities...................................................................................................................	6
Item 3.	Defaults Upon Senior Securities...................................................................................................	6
Item 4.	Submission of Matters to a Vote of Security Holders...................................................................	6
Item 5.	Other Information.......................................................................................................................	6
Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	6
	Signatures and Certifications.......................................................................................................	7-10


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
March 31, 2003

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 10,129,766
Timberlands	24,864
Total real estate investments	10,154,630

Other assets:
Cash	528,394
Rent receivable	15,700
Note receivable	314,318
Deferred loan expense, net of accumulated amortization	12,120
Total other assets	870,532
Total assets	$ 11,025,162

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$ 165,000
Mortgage notes payable	7,158,328
Accounts payable and accrued expenses	65,958
Income taxes payable	1,000
Total liabilities	7,390,286

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	1,366,136
Total shareholders' equity	3,634,876
Total liabilities and shareholders' equity	$ 11,025,162

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
For the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31
	2003	2002
	(unaudited)
Income:
Rental income	$ 521,559	$ 539,329
Other income	9,622	3,830
Total Income	531,181	543,159

Expenses:
Depreciation and amortization	77,660	75,981
Interest	81,517	124,976
Repairs and maintenance	50,641	13,366
Property taxes	52,241	51,000
General and administrative	49,118	53,181
Total expenses	311,177	318,504

Income from operations before income taxes	220,004	224,655

Gain on property exchange	295,150	--

Income tax expense	1,000	1,000
Net income	514,154	223,655

Undistributed earnings, beginning	1,099,783	618,476

Dividends paid	(247,801)	--
Undistributed earnings, ending	$ 1,366,136	$ 842,131
Basic earnings per share of beneficial interest	$ 0.29	$ 0.13

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash from operating activities:
Net income	$ 514,154	$ 223,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	75,454	74,775
Amortization of deferred expenses	2,206	1,206
Gain on property exchange	(295,150)	--
(Increase) decrease in:
Rent receivable	(4,037)	7,988
Prepaid expense	--	1,000
Increase (decrease) in:
Accounts payable and accrued expenses	(78,139)	(68,695)
Income taxes payable	1,000	1,000
Deferred revenue	--	8,333
Net cash provided by operating activities	215,488	249,262

Cash from investing activities:
Property additions and improvements	--	(8,035)
Proceeds from sale of property	391,482	--
Collections on mortgage notes receivable	5,773	4,359
Net cash provided by (used) in investing activities	397,255	(3,676)

Cash from financing activities:
Net advances on line of credit	90,000	115,000
Principal payments on long-term debt	(65,929)	(70,922)
Payment of dividends	(247,801)	(305,191)
Net cash used in financing activities	(223,730)	(261,113)

Net increase (decrease) in cash	389,013	(15,527)

Cash at beginning of year	139,381	144,897
Cash at end of year	$ 528,394	$ 129,370

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Notes to Interim Financial Statements
March 31, 2003

(1)   Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Palmetto Real Estate Trust (the “Trust”), as filed with the Securities and Exchange Commission.

(2)   Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Trust.

Financial Condition

On February 28, 2003, the Trust sold their Wade Hampton rental property for approximately $391,000, recognizing a gain of $295,150 from the sale. Proceeds from this sale were used to purchase a rental property in Mt. Pleasant, South Carolina for $1.5 million on April 4, 2003. The remaining $1.1 million will be financed with new debt.

Results of Operations - For the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Rental income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, has decreased approximately $18,000. This decrease was due to the sale of property in the third and fourth quarters of 2002, two tenants not renewing their lease during the third quarter of 2002, as well as one tenant not renewing their lease during the fourth quarter of 2002.

Other income increased during the first quarter of 2003. This was the result of the Trust receiving insurance proceeds for damages caused by a third party to a property owned by the Trust and interest income received on the mortgage notes receivable.

Interest expense decreased for the quarter ended March 31, 2003 from refinancing their outstanding debt in the third quarter of 2002. The rate decreased from 7.75% to 6.15%. Repairs and maintenance expense increased due to expenditure of approximately $34,000 for roof repairs.

Liquidity and Capital Resources

The Trust's primary sources of funds are rent collections and collections on notes receivables. At March 31, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at March 31, 2003, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.


Item 3.  Controls and Procedures

A.	Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Trust's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trust's President and Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust (including its consolidated subsidiaries) required in our periodic SEC filings.

B.	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
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

A. 99.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K: None.


Exhibit 99.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/James A Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Ted LeCroy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Ted LeCroy
Name:	Ted LeCroy
Title:	Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

5-9-03 Date	By: /s/ Ted LeCroy Ted LeCroy Property Manager (Principal Financial and Accounting Officer)

5-9-03 Date	By: /s/ James A. Boling James A. Boling Chairman (Principal Executive Officer)


Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5-9-03	/s/James A. Boling .
James A. Boling Principal Executive Officer


Sarbanes-Oxley Section 302(a) Certification

I, Ted LeCroy, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Palmetto Real Estate Trust.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5-9-03	/s/Ted LeCroy .
Ted LeCroy Principal Financial Officer
