Form 10QSB
period 2003-06-30
PALMETTO REAL ESTATE TRUST
filed 2003-08-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED
        June 30, 2003

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

        Yes    [ X ]               No   [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 2003 was 1,770,006.

Transitional Small Business Disclosure Format:

        Yes    [   ]                No   [X]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2003

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheet at June 30, 2003...................................................................................	1
	Unaudited Statements of Income and Undistributed Earnings for the Three and Six Months Ended June 30, 2003 and 2002...................................................................................................	2
	Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002.......................................................................................	3
	Notes to Unaudited Financial Statements.......................................................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations................................................................................	5
Item 3.	Controls and Procedures...............................................................................................................	5-6

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................................	6
Item 2.	Changes in Securities...................................................................................................................	6
Item 3.	Defaults Upon Senior Securities...................................................................................................	6
Item 4.	Submission of Matters to a Vote of Security Holders...................................................................	6
Item 5.	Other Information.......................................................................................................................	6
Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	6
	Signatures..................................................................................................................................	7-11


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
June 30, 2003

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 11,546,429
Timberlands	24,864
Total real estate investments	11,571,293

Other assets:
Cash	159,821
Rent receivable	11,850
Note receivable	308,421
Deferred loan expense, net of accumulated amortization	44,048
Total other assets	524,140
Total assets	$ 12,095,433

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$ 735
Mortgage notes payable	8,374,479
Accounts payable and accrued expenses	103,028
Income taxes payable	2,000
Total liabilities	8,480,242

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	1,346,451
Total shareholders' equity	3,615,191
Total liabilities and shareholders' equity	$ 12,095,433

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Income:
Rental income	$ 524,895	$ 523,050	$ 1,046,454	$ 1,062,379
Other income	15,106	3,593	24,728	7,423
Total Income	540,001	526,643	1,071,182	1,069,802

Expenses:
Depreciation and amortization	87,283	76,255	164,943	152,236
Interest	140,207	147,419	221,724	272,395
Repairs and maintenance	74,049	9,984	124,690	23,350
Property taxes	51,000	51,000	103,241	102,000
General and administrative	46,851	55,807	95,970	108,988
Total expenses	399,390	340,465	710,568	658,969

Income from operations before income taxes	140,611	186,178	360,614	410,833

Gain on property exchange	-	-	295,150	-
Income tax expense	(1,000)	(1,000)	(2,000)	(2,000)
Net income	139,611	185,178	653,764	408,833

Undistributed earnings, beginning	1,366,136	842,131	1,099,783	618,476

Dividends paid	159,296	141,595	407,096	141,595
Undistributed earnings, ending	$ 1,346,451	$ 885,714	$ 1,346,451	$ 885,714
Basic earnings per share of beneficial interest	$ 0.08	$ 0.10	$ 0.37	$ 0.23

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Cash from operating activities:
Net income	$ 653,764	$ 408,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	158,791	147,824
Amortization of deferred expenses	6,152	4,412
Gain on property exchange	(295,150)	--
(Increase) decrease in:
Rent receivable	(187)	12,335
Increase (decrease) in:
Accounts payable and accrued expenses	(41,069)	(27,278)
Income taxes payable	2,000	2,000
Deferred revenue	--	5,833
Net cash provided by operating activities	484,301	553,959

Cash from investing activities:
Property additions and improvements	(1,500,000)	(20,335)
Proceeds from sale of property	391,482	--
Collections on mortgage notes receivable	11,670	8,818
Net cash used in investing activities	(1,096,848)	(11,517)

Cash from financing activities:
Net advances on line of credit	(74,265)	95,000
Loan costs associated with new debt	(35,874)	-
Principal payments on long-term debt	(124,778)	(141,499)
Proceeds from long-term debt	1,275,000	-
Payment of dividends	(407,096)	(446,786)
Net cash provided by (used in) financing activities	632,987	(493,285)

Net increase in cash	20,440	49,157

Cash at beginning of year	139,381	144,897
Cash at end of year	$ 159,821	$ 194,054

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Notes to Interim Financial Statements
June 30, 2003

(1)   Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)   Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Trust.

Financial Condition

On February 28, 2003, the Trust sold their Wade Hampton rental property for approximately $391,000, recognizing a gain of $295,150 from the sale. Proceeds from this sale were used to purchase a rental property in Mt. Pleasant, South Carolina for $1.5 million on April 4, 2003. The remaining $1.2 million was financed with new debt.

Results of Operations - For the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Rental income for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, has decreased approximately $16,000. This decrease was due to the sale of properties in the third and fourth quarters of 2002, as well as the first quarter of 2003, and three tenants who did not renew their leases during the third and fourth quarters of 2002.

Other income increased during the second quarter of 2003. This was the result of the Trust receiving refunds of $8,000 in state license fees, and interest income received on the mortgage notes receivable.

Interest expense decreased for the quarter ended June 30, 2003 from refinancing their outstanding debt in the third quarter of 2002. The rate decreased from 7.75% to 6.15%. Repairs and maintenance expense increased due to expenditure of approximately $84,000 for roof repairs.

Liquidity and Capital Resources

The Trust's primary sources of funds are rent collections and collections on notes receivables. At June 30, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at June 30, 2003, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.


Item 3.  Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Trust's management, including the Trust's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Trust's Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

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
The Annual Meeting of Stockholders of the Trust ("Meeting") was held on June 5, 2003. The results of the vote on the matters presented at the Meeting were as follows:
1. The following individuals were elected as trustees, each for a one-year term:

	Vote For	Vote Against	Abstain
James A Boling	1,323,643	-0-	-0-
William J. Ables	1,323,643	-0-	-0-
S. Hunter Howard, Sr.	1,323,643	-0-	-0-
Melvin K. Younts	1,323,643	-0-	-0-
S. Hunter Howard, Jr.	1,323,643	-0-	-0-
Billy B. Huskey	1,323,643	-0-	-0-
R. Riggie Ridgeway	1,323,643	-0-	-0-
C. Laney Younts	1,323,643	-0-	-0-
Bill Franks	1,323,643	-0-	-0-

2. Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:
For 1,323,643 Against -0-; Abstain -0-

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K

A. 31 Sarbanes-Oxley Section 302(a) Certification

32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K: None.


Exhibit 31

Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Palmetto Real Estate Trust.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003	/s/ James A. Boling
James A. Boling Principal Executive Officer


Exhibit 31

Sarbanes-Oxley Section 302(a) Certification

I, Bill Franks, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Palmetto Real Estate Trust.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003	/s/ Bill Franks
Bill Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill Franks
Name:	Bill Franks
Title:	Principal Financial Officer

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

PALMETTO REAL ESTATE TRUST

August 5, 2003	By: /s/ Bill Franks
Date	Bill Franks (Principal Financial Officer)

August 5, 2003	By: /s/ James A. Boling
Date	James A. Boling Chairman (Principal Executive Officer)
