Form 10QSB
period 2003-09-30
PALMETTO REAL ESTATE TRUST
filed 2003-11-13
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB
                                 -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                            ------------------

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

     Yes    [X]                      No   [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 2003 was 1,770,006.

Transitional Small Business Disclosure Format:

     Yes    [  ]                     No   [ X ]

                         PALMETTO REAL ESTATE TRUST
                        Quarterly Report on Form 10-QSB
               For the Quarterly Period Ended September 30, 2003


                         Form 10-QSB Index


Part I.             FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Unaudited Balance Sheet at September 30, 2003. . . . .1

                  Unaudited Statements of Income and Undistributed
                    Earnings for the Three Months and Nine Months
                    Ended September 30, 2003 and 2002. . . . . . . . . .2

                  Unaudited Statements of Cash Flows for the Nine
                    Months Ended September 30, 2003 and 2002 . . . . . .3

                  Notes to Unaudited Financial Statements. . . . . . . .4

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . .5

Item 3.        Controls and Procedures . . . . . . . . . . . . . . . . .6

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . .7
Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . .7
Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . .7
Item 4.        Submission of Matters to a Vote of Security Holders . . .7
Item 5.        Other Information . . . . . . . . . . . . . . . . . . . .7
Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . .7
               Signatures. . . . . . . . . . . . . . . . . . . . . . . .8

                         PALMETTO REAL ESTATE TRUST
                               Balance Sheet
                                (unaudited)
                             September 30, 2003


                                  Assets
                                  ------
Real estate investments, at cost:
   Rental property, net of accumulated depreciation             $ 11,556,082
   Timberlands                                                        24,864
                                                                  ----------
      Total real estate investments                               11,580,946

Other assets:
   Cash                                                              261,510
   Rent receivable                                                    17,415
   Note receivable                                                   304,072
   Deferred loan expense, net of accumulated amortization             40,102
                                                                  ----------
      Total other assets                                             623,099
                                                                  ----------
      Total assets                                              $ 12,204,045
                                                                  ==========

                       Liabilities and Shareholders' Equity
                       ------------------------------------
Liabilities:
   Mortgage notes payable                                          8,291,847
   Accounts payable and accrued expenses                             142,276
   Income taxes payable                                                3,000
                                                                  ----------
      Total liabilities                                            8,437,123

Shareholders' equity:
   Shares of beneficial interest, $1 stated value;
     5,000,000 shares authorized; 1,770,006 shares
     issued and outstanding                                        1,770,006
   Capital surplus                                                   498,734
   Undistributed earnings                                          1,498,182
                                                                  ----------
      Total shareholders' equity                                   3,766,922
                                                                  ----------
      Total liabilities and shareholders' equity                $ 12,204,045
                                                                  ==========



See accompanying notes.

                         PALMETTO REAL ESTATE TRUST
               Statements of Income and Undistributed Earnings



                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       2003       2002        2003       2002
                                      ------     ------      ------     ------
                                         (unaudited)           (unaudited)
Income:
 Rental income                      $560,634   $510,849  $1,607,088 $1,573,228
 Other income                         10,913      9,139      35,641     16,562
                                    --------   --------   ---------  ---------
  Total Income                       571,547    519,988   1,642,729  1,589,790
                                    --------   --------   ---------  ---------
Expenses:
 Depreciation and amortization        87,485     76,813     252,428    229,049
 Interest                            129,796    146,290     351,520    418,685
 Repairs and maintenance              26,235     21,226      67,184     44,576
 Property taxes                       51,000     54,587     154,241    156,587
 General and administrative           48,740     31,992     144,710    140,980
                                    --------   --------   ---------  ---------
  Total expenses                     343,256    330,908     970,083    989,877
                                    --------   --------   ---------  ---------
Income from operations               228,291    189,080     672,646    599,913

Gain on sale of real estate                -    173,550     295,150    173,550

Income before income taxes           228,291    362,630     967,796    773,463

Income tax expense                    (1,000)    (1,000)     (3,000)    (3,000)
                                    --------   --------   ---------  ---------
  Net income                         227,291    361,630     964,796    770,463

Undistributed earnings, beginning  1,430,192    885,714   1,099,783    618,476

Dividends paid                      (159,301)  (141,601)   (566,397)  (283,196)
                                    --------   --------   ---------  ---------
Undistributed earnings, ending    $1,498,182 $1,105,743  $1,498,182 $1,105,743
                                   =========  =========   =========  =========

Basic earnings per share of
 beneficial interest              $     0.13 $     0.20  $     0.55 $     0.44
                                   =========  =========   =========  =========


See accompanying notes.

                          PALMETTO REAL ESTATE TRUST
                           Statements of Cash Flows


                                                              Nine Months Ended
                                                                September 30,
                                                               2003       2002
                                                              ------     ------
                                                                 (unaudited)
Cash from operating activities:
Net income                                                  $964,796   $770,463
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation expense                                      242,330    222,430
   Amortization of deferred expenses                          10,098      6,619
   Gain on sale of real estate                              (295,150)  (173,550)
   Change in operating assets and liabilities
    Rent receivable                                           (5,752)    10,043
    Accounts payable and accrued expenses                     (1,821)    25,170
    Income taxes payable                                       3,000      3,000
                                                             -------    -------
     Net cash provided by operating activities               917,501    864,175
                                                             -------    -------
Cash from investing activities:
 Property additions and improvements                      (1,593,192)  (311,949)
 Proceeds from sale of property                              391,482    193,550
 Collections on mortgage notes receivable                     16,019     13,377
                                                           ---------    -------
     Net cash used in investing activities                (1,185,691)  (105,022)
                                                           ---------    -------
Cash from financing activities:
 Net advances (repayments) on line of credit                 (75,000)    85,000
 Loan costs associated with new debt                         (35,874)         -
 Principal payments on long-term debt                       (207,410)  (212,193)
 Proceeds from long-term debt                              1,275,000          -
 Payment of dividends                                       (566,397)  (588,388)
                                                             -------    -------
     Net cash provided by financing activities               390,319   (715,581)
                                                             -------    -------
Net increase in cash                                         122,129     43,572

Cash at beginning of period                                  139,381    144,897
                                                             -------    -------
Cash at end of period                                       $261,510   $188,469
                                                             =======    =======




See accompanying notes.

                        PALMETTO REAL ESTATE TRUST
                   Notes to Interim Financial Statements
                            September 30, 2003



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

(2)  Interim Periods

     In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

        Financial Condition

        The financial condition of the Trust has not material changed since December 31, 2002. The Trust has continued to sale selected rental properties and utilize those proceeds to acquire new properties in different locations. These acquisitions have been accomplished by the used of new debt financing. Total assets have increase by approximately $1.4 million since December 31, 2002 and notes payable have increased by approximately $1.1 million.

        Results of Operations - For the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.

        Net income for both the three and nine month periods is affected by changes in rental income, operating expenses and gains recognized from the sale of rental properties. Net income for the three months ended September 30, 2003 decrease by approximately $134,000 as compared to the same period in 2002. This decrease resulted from the timing of a gain recognized in the prior year quarter offset by an overall increase in rental income in the current year quarter.

        Net income for the nine-month period ended September 30 2003 increased by approximately $194,000 over the same period in 2002. The increase was the result of increases in rental income, additional gains recognized from the sale of real estate, and a reduction in overall operating expenses.

        Rental income for the comparable three and nine month periods has reflected an increase of approximately $50,000 and $34,000, respectively. Rental income is impacted by the addition of new rental properties placed in service, rate increases for new tenants and existing lease renewals, and the dispositions of previous rental properties.

        Other income increased during the third quarter of 2003. This was the result of the Trust receiving refunds of $8,000 in state license fees, and interest income received on the mortgage notes receivable.

        Interest expense has been impacted during both the three and nine month periods ending September 30, 2003 by lower interest rates on refinance debt and additional debt outstanding. Interest expense is also impacted by the amount of short-term borrowings utilized by the Trust under its line of credit arrangement. Other expenses have remained consistent with the comparative periods in the prior year. Repairs and maintenance has reflected some increase as a result of expenditures for remodeling and repairs at multiple rental properties.

        Liquidity and Capital Resources

        The Trust's primary sources of funds are rent collections and collections on notes receivables. At September 30, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at September, 2003, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

        The Trust is negotiating with a potential buyer to sell a portion of its retail property located at Pleasantburg Shopping Center in Greenville, South Carolina for approximately $1.2 million. The sale is expected to close on or about November 15, 2003.

Item 3. Controls and Procedures
        -----------------------
        An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Trust's management, including the Trust's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities
        Exchange Act of 1934). Based upon that evaluation, the Trust's Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

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



                                                 PALMETTO REAL ESTATE TRUST


November 12, 2003              By:/s/Bill Franks
-----------------                 --------------
Date                              Bill Franks
                                 (Principal Financial Officer)


November 12, 2003              By:/s/James A. Boling
-----------------                 ------------------
Date                              James A. Boling
                                  Chairman
                                 (Principal Executive Officer)

                                                                    Exhibit 31
             Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, certify that;

      1. I have reviewed this quarterly report on Form 10-QSB of Palmetto Real Estate Trust (registrant).

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003                  /s/James A. Boling
                                         ------------------
                                         James A. Boling
                                         Principal Executive Officer

                                                                     Exhibit 31
              Sarbanes-Oxley Section 302(a) Certification

I, Bill Franks, certify that;

      1. I have reviewed this quarterly report on Form 10-QSB of Palmetto Real Estate Trust (registrant).

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003                  /s/Bill Franks
                                         ------------------
                                         Bill Franks
                                         Principal Financial Officer

                                                                  Exhibit 32




        Certification of Chief Executive Officer and Chief Financial Officer
                                     Pursuant to
                               18 U.S.C. Section 1350
                               as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002


I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

         By:                                /s/James A. Boling
                                            -------------------
         Name:                              James A. Boling
         Title:                             Principal Executive Officer


 ------------------------------------------------------------------------------

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

         By:                                /s/Bill Franks
                                            ---------------
         Name:                              Bill Franks
         Title:                             Principal Financial Officer


A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.