Form 10QSB/A
period 2003-03-31
PALMETTO REAL ESTATE TRUST
filed 2003-12-23
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-QSB/A
                                -------------
                              (Amendment No. 1)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED March 31, 2003
                                                 --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Yes    [ X ]      No [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 2003 was 1,770,006.

Transitional Small Business Disclosure Format:

     Yes    [   ]      No [ X ]

                         PALMETTO REAL ESTATE TRUST
                       Quarterly Report on Form 10-QSB
                 For the Quarterly Period Ended March 31, 2003


                             Form 10-QSB Index


Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Balance Sheet at March 31, 2003........................ 2

         Unaudited Statements of Income and Undistributed
          Earnings for the Three Months
          Ended March 31, 2003 and 2002................................... 3

         Unaudited Statements of Cash Flows for the Three
          Months Ended March 31, 2003 and 2002............................ 4

         Notes to Unaudited Financial Statements.......................... 5

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................... 6

Item 3.  Controls and Procedures.......................................... 7

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 8
Item 2.  Changes in Securities............................................ 8
Item 3.  Defaults Upon Senior Securities.................................. 8
Item 4.  Submission of Matters to a Vote of Security Holders.............. 8
Item 5.  Other Information................................................ 8
Item 6.  Exhibits and Reports on Form 8-K................................. 8
         Signatures and Certifications................................. 9-12

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-QSB/A ("Amended Form 10-QSB") is being filed to amend Part I, Items 1 to include a statement disclosing the fact that certain expenses for various repairs to rental properties should have been capitalized instead of expensed. This Amended Form 10-QSB is for the quarter ended March 31, 2003, as originally filed with the Commission on May 14, 2003 ("Original form 10-QSB"). The Company is making the changes to reflect the correction of this error in its financial statements and Management's Discussion and Analysis and Results of Operations.

This Amended Form 10-QSB files Part I, Items 1 and 2 in its entirety to add an Explanatory Note and to make certain changes to the financial statements described in the Explanatory Note included in Part I, Item 1 herein. This Amended Form 10-QSB speaks as of the filing date of the Original Form 10-QSB, except for the certifications which speak as of their respective dates and the filing date of the Amended Form 10-QSB. References throughout this Amended Form 10-QSB are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Amended Form 10-QSB, but instead has updated only those areas related to the restatement. Please read all of the Company's filings with the Commission in conjunction with this Amended Form 10-QSB.


Part I

Item 1  Financial Statements

Explanatory Note

The Company is correcting an error that resulted from the expensing of roof replacement cost of $33,949 included in repairs and maintenance on its statement of income and undistributed earnings for the three months ended March 31, 2003. These expenses should have been capitalized as part of the cost of the Company's rental properties on its balance sheet and reflected accordingly in its statement of cash flows. Accordingly, the net income for the three-month period increased by the $33,949.

                        PALMETTO REAL ESTATE TRUST
                              Balance Sheet
                               (unaudited)
                              March 31, 2003


                                 Assets
                                 ------

Real estate investments, at cost:
 Rental property, net of accumulated depreciation                 $ 10,163,715
 Timberlands                                                            24,864
                                                                    ----------
  Total real estate investments                                     10,188,579

Other assets:
 Cash                                                                  528,394
 Rent receivable                                                        15,700
 Note receivable                                                       314,318
 Deferred loan expense, net of accumulated amortization                 12,120
                                                                    ----------
   Total other assets                                                  870,532
                                                                    ----------
   Total assets                                                   $ 11,059,111
                                                                    ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Liabilities:
 Line of credit                                                      $ 165,000
 Mortgage notes payable                                              7,158,328
 Accounts payable and accrued expenses                                  65,958
 Income taxes payable                                                    1,000
                                                                    ----------
   Total liabilities                                                 7,390,286

Shareholders' equity:
 Shares of beneficial interest, $1 stated value; 5,000,000
  shares authorized; 1,770,006 shares issued and outstanding         1,770,006
 Capital surplus                                                       498,734
 Undistributed earnings                                              1,400,085
                                                                    ----------
  Total shareholders' equity                                         3,668,825
                                                                    ----------
  Total liabilities and shareholders' equity                      $ 11,059,111
                                                                    ==========




The accompanying notes are an integral part of these financial statements.

                        PALMETTO REAL ESTATE TRUST
               Statements of Income and Undistributed Earnings
              For the Three Months Ended March 31, 2003 and 2002

                                                     Three Months Ended
                                                           March 31,
                                                      2003        2002
                                                     ------      ------
                                                         (unaudited)
Income:
 Rental income                                    $ 521,559   $ 539,329
 Other income                                         9,622       3,830
                                                    -------     -------
  Total Income                                      531,181     543,159
                                                    -------     -------
Expenses:
 Depreciation and amortization                       77,660      75,981
 Interest                                            81,517     124,976
 Repairs and maintenance                             16,692      13,366
 Property taxes                                      52,241      51,000
 General and administrative                          49,118      53,181
                                                    -------     -------
  Total expenses                                    277,228     318,504
                                                    -------     -------

Income from operations before income taxes          253,953     224,655

Gain on property exchange                           295,150         -

Income tax expense                                    1,000       1,000
                                                    -------     -------
  Net income                                        548,103     223,655

Undistributed earnings, beginning                 1,099,783     618,476

Dividends paid                                     (247,801)        -
                                                    -------     -------
Undistributed earnings, ending                   $1,400,085   $ 842,131
                                                  =========     =======

Basic earnings per share of beneficial interest  $     0.31   $    0.13
                                                   ========     =======



The accompanying notes are an integral part of these financial statements.

                        PALMETTO REAL ESTATE TRUST
                         Statements of Cash Flows
            For the Three Months Ended March 31, 2003 and 2002

                                                          Three Months Ended
                                                                March 31,
                                                           2003        2002
                                                          ------      ------
                                                              (unaudited)
Cash from operating activities:
 Net income                                            $ 548,103   $ 223,655
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation expense                                   75,454      74,775
   Amortization of deferred expenses                       2,206       1,206
   Gain on property exchange                            (295,150)        -
   (Increase) decrease in:
    Rent receivable                                       (4,037)      7,988
    Prepaid expense                                          -         1,000
   Increase (decrease) in:
    Accounts payable and accrued expenses                (78,139)    (68,695)
    Income taxes payable                                   1,000       1,000
    Deferred revenue                                         -         8,333
                                                         -------     -------
     Net cash provided by operating activities           249,437     249,262
                                                         -------     -------
Cash from investing activities:
 Property additions and improvements                     (33,949)     (8,035)
 Proceeds from sale of property                          391,482         -
 Collections on mortgage notes receivable                  5,773       4,359
                                                         -------     -------
    Net cash provided by (used in) investing activities  363,306      (3,676)
                                                         -------     -------
Cash from financing activities:
 Net advances on line of credit                           90,000     115,000
 Principal payments on long-term debt                    (65,929)    (70,922)
 Payment of dividends                                   (247,801)   (305,191)
                                                         -------     -------
     Net cash used in financing activities              (223,730)   (261,113)
                                                         -------     -------
Net increase (decrease) in cash                          389,013     (15,527)

Cash at beginning of period                              139,381     144,897
                                                         -------     -------
Cash at end of period                                  $ 528,394   $ 129,370
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

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

Item 3. Controls and Procedures
        -----------------------
A. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Trust's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trust's President and Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust (including its consolidated subsidiaries) required in our periodic SEC filings.

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

    By:     /s/James A. Boling
            ---------------------------
    Name:   James A. Boling
    Title:  Principal Executive Officer



________________________________________________________________________________



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

    By:     /s/Ted LeCroy
            ---------------------------
    Name:   Ted LeCroy
    Title:  Principal Financial Officer


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



                                    PALMETTO REAL ESTATE TRUST


December 8, 2003                    By:/s/Ted LeCroy
----------------                       ---------------------------------------
Date                                   Ted LeCroy
                                       Property Manager
                                    (Principal Financial and Accounting Officer)

December 8, 2003                    By:/s/James A. Boling
----------------                       ------------------
Date                                   James A. Boling
                                       Chairman
                                      (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 8, 2003                         /s/James A. Boling
      ----------------                         ---------------------------
                                               James A. Boling
                                               Principal Executive Officer

                   Sarbanes-Oxley Section 302(a) Certification

I, Ted LeCroy, certify that;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 8, 2003                         /s/Ted LeCroy
      ----------------                         ---------------------------
                                               Ted LeCroy
                                               Principal Financial Officer