Form 10QSB/A
period 2003-06-30
PALMETTO REAL ESTATE TRUST
filed 2003-12-23
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-QSB/A
                                -------------
                               (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003.
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


                               Form 10-QSB Index


Part I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Balance Sheet at June 30, 2003..........................  2

        Unaudited Statements of Income and Undistributed
          Earnings for the Three and Six Months
          Ended June 30, 2003 and 2002 .................................... 3

        Unaudited Statements of Cash Flows for the Six
          Months Ended June 30, 2003 and 2002 ............................. 4

        Notes to Unaudited Financial Statements ........................... 5

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................... 6

Item 3. Controls and Procedures ........................................... 7

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings   ............................................... 8
Item 2. Changes in Securities ............................................. 8
Item 3. Defaults Upon Senior Securities ................................... 8
Item 4. Submission of Matters to a Vote of Security Holders ............... 8
Item 5. Other Information ................................................. 8
Item 6. Exhibits and Reports on Form 8-K .................................. 8
        Signatures.....................................................  9-12

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-QSB/A ("Amended Form 10-QSB") is being filed to amend Part I, Items 1 to include a statement disclosing the fact that certain expenses for various repairs to rental properties should have been capitalized instead of expensed. This Amended Form 10-QSB is for the quarter ended June 30, 2003, as originally filed with the Commission on August 13, 2003 ("Original form 10-QSB"). The Company is making the changes to reflect the correction of this error in its financial statements and Management's Discussion and Analysis and Results of Operations.

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


Part I

Item 1  Financial Statements

Explanatory Note

The Company is correcting an error that resulted from the expensing of roof replacement cost of $49,792 and $83,741 included in repairs and maintenance on its statements of income and undistributed earnings for the three and six-months ended June 30, 2003. These expenses should have been capitalized as part of the cost of the Company's rental properties on its balance sheet and reflected accordingly in its statement of cash flows. Accordingly, the net income for the three and six-month periods ended June 30, 2003 increased by the $ 49,792 and $83,741, respectively.

                        PALMETTO REAL ESTATE TRUST
                              Balance Sheet
                               (unaudited)
                              June 30, 2003


                                  Assets
                                  ------
Real estate investments, at cost:
 Rental property, net of accumulated depreciation                 $11,630,170
 Timberlands                                                           24,864
                                                                   ----------
  Total real estate investments                                    11,655,034

Other assets:
 Cash                                                                 159,821
 Rent receivable                                                       11,850
 Note receivable                                                      308,421
 Deferred loan expense, net of accumulated amortization                44,048
                                                                   ----------
   Total other assets                                                 524,140
                                                                   ----------
   Total assets                                                   $12,179,174
                                                                   ==========
                    Liabilities and Shareholders' Equity
                    ------------------------------------
Liabilities:
 Line of credit                                                   $       735
 Mortgage notes payable                                             8,374,479
 Accounts payable and accrued expenses                                103,028
 Income taxes payable                                                   2,000
                                                                   ----------
   Total liabilities                                                8,480,242

Shareholders' equity:
 Shares of beneficial interest, $1 stated value; 5,000,000
  shares authorized; 1,770,006 shares issued and outstanding        1,770,006
 Capital surplus                                                      498,734
 Undistributed earnings                                             1,430,192
                                                                   ----------
  Total shareholders' equity                                        3,698,932
                                                                   ----------
  Total liabilities and shareholders' equity                      $12,179,174
                                                                   ==========


The accompanying notes are an integral part of these financial statements.

                        PALMETTO REAL ESTATE TRUST
              Statements of Income and Undistributed Earnings


                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                         2003       2002       2003       2002
                                        ------     ------     ------     ------
                                           (unaudited)           (unaudited)
Income:
 Rental income                        $524,895   $523,050 $1,046,454 $1,062,379
 Other income                           15,106      3,593     24,728      7,423
                                       -------    -------    -------    -------
  Total Income                         540,001    526,643  1,071,182  1,069,802
                                       -------    -------  ---------  ---------
Expenses:
 Depreciation and amortization          87,283     76,255    164,943    152,236
 Interest                              140,207    147,419    221,724    272,395
 Repairs and maintenance                24,257      9,984     40,949     23,350
 Property taxes                         51,000     51,000    103,241    102,000
 General and administrative             46,851     55,807     95,970    108,988
                                       -------    -------    -------    -------
  Total expenses                       349,598    340,465    626,827    658,969
                                       -------    -------    -------    -------
Income from operations
 before income taxes                   190,403    186,178    444,355    410,833

Gain on property exchange                  -          -      295,150        -

Income tax expense                      (1,000)    (1,000)    (2,000)    (2,000)
                                       -------    -------    -------    -------
  Net income                           189,403    185,178    737,505    408,833

Undistributed earnings, beginning    1,400,085    842,131  1,099,783    618,476

Dividends paid                         159,296    141,595    407,096    141,595
                                       -------    -------    -------    -------
Undistributed earnings, ending      $1,430,192   $885,714 $1,430,192   $885,714
                                     =========    =======  =========    =======
Basic earnings per share of
 beneficial interest                $     0.11   $   0.10 $     0.42   $   0.23
                                     =========    =======  =========    =======



The accompanying notes are an integral part of these financial statements.

                        PALMETTO REAL ESTATE TRUST
                         Statements of Cash Flows
              For the Six Months Ended June 30, 2003 and 2002

                                                           Six Months Ended
                                                               June 30,
                                                            2003       2002
                                                           ------     ------
                                                              (unaudited)
Cash from operating activities:
 Net income                                             $ 737,505  $ 408,833
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation expense                                   158,791    147,824
   Amortization of deferred expenses                        6,152      4,412
   Gain on property exchange                             (295,150)       -
   (Increase) decrease in:
    Rent receivable                                          (187)    12,335
   Increase (decrease) in:
    Accounts payable and accrued expenses                 (41,069)   (27,278)
    Income taxes payable                                    2,000      2,000
    Deferred revenue                                          -        5,833
                                                          -------    -------
     Net cash provided by operating activities            568,042    553,959
                                                          -------    -------
Cash from investing activities:
 Property additions and improvements                   (1,583,741)   (20,335)
 Proceeds from sale of property                           391,482        -
 Collections on mortgage notes receivable                  11,670      8,818
                                                          -------    -------
     Net cash used in investing activities             (1,180,589)   (11,517)
                                                        ---------    -------
Cash from financing activities:
 Net advances on line of credit                           (74,265)    95,000
 Loan costs associated with new debt                      (35,874)       -
 Principal payments on long-term debt                    (124,778)  (141,499)
 Proceeds from long-term debt                           1,275,000        -
 Payment of dividends                                    (407,096)  (446,786)
                                                          -------    -------
    Net cash provided by (used in) financing activities   632,987   (493,285)
                                                          -------    -------
Net increase in cash                                       20,440     49,157

Cash at beginning of period                               139,381    144,897
                                                          -------    -------
Cash at end of period                                   $ 159,821  $ 194,054
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



                                   PALMETTO REAL ESTATE TRUST


December 8, 2003                   By:/s/Bill Franks
----------------                      ------------------------
Date                                  Bill Franks
                                     (Principal Financial Officer)

December 8, 2003                   By:/s/James A. Boling
----------------                      ------------------------
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


Date: December 8, 2003           /s/James A. Boling
                                 ---------------------------
                                 James A. Boling
                                 Principal Executive Officer

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


Date: December 8, 2003           /s/Bill Franks
                                 ---------------------------
                                 Bill Franks
                                 Principal Financial Officer

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

        By:       /s/Bill Franks
                  ---------------------------
        Name:     Bill Franks
        Title:    Principal Financial Officer


A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.