Form 10KSB
period 2003-12-31
PALMETTO REAL ESTATE TRUST
filed 2004-03-31
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-KSB

                   Annual Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003

                       Commission File Number 0-179

                        Palmetto Real Estate Trust
              (Name of small business issuer in its charter)

 South Carolina                                       57-0405064
----------------------------              --------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation of organization)

45 Liberty Lane, Greenville, South Carolina        29607
--------------------------------------------       -------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:    (864) 233-6007
                                                   -------------------------

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

The issuer's revenues for its most recent fiscal year:      $2,138,299

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the
past 60 days:   Not available

The number of shares outstanding of each of the registrant's classes of common
equity, as of March 30, 2004:    Shares of Beneficial Interest     1,770,006


Documents Incorporated by Reference

     1. Portions of Annual Report to Stockholders for the year ended December 31, 2003 ("Annual Report") in Part II.

     2. Portions of Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders in Part III.

                                  Part I

Item 1.  Business
         --------
Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is Ted LeCroy. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2003, there are 1,770,006 shares of beneficial interest issued and outstanding.

The primary business of the Trust is the ownership, development and rental of various commercial property for restaurants, department stores, convenience food stores, grocery stores, and various other retail establishments. It is the intention of the Trust to continue to invest in profitable commercial properties for suitable tenants.

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

Item 2.  Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

   A. Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; two-year lease expires December 31, 2003. Annual base rent $9,600; property taxes for 2003-- $1,902.

   B. Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2005; property taxes for 2003--$4,600.

   C. Jones Auto Detail, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; three-year lease expires October 31, 2004; annual base rent $3,384; property taxes for 2003--$1,340.

   D. Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2003--$549,032; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

   E. Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2003--$3,956.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   Andy Oxy Company, Inc.         Month-to-month rental. Annual base rent
                                  $16,800.

   Jaguar South                   One-year lease expires April 30, 2004.
                                  Annual base rent $10,800.

   F. Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2003--$2,146,548; collateral for line of credit balance of $-0-; property taxes for 2003--$92,685.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   Book Rack                      Three year lease expires May 31, 2005.
                                  Annual base rent $10,080.

   The Open Book                  Five-year lease expires September 30, 2005;
                                  16,000 square feet. Annual base rent $78,000.

   Alpha Beauty School            Five-year lease expires May 31, 2004. Annual
                                  base rent $15,180.

   Olan Mills Studio              One-year lease expires April 30, 2004.
                                  Annual base rent $8,100.

   Port Royal Bedding Company     One-year lease expires November 30, 2004.
                                  Annual base rent $11,940.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   Pleasantburg Shoe Service      Three-year lease expires January 31, 2006.
                                  Annual base rent $5,580.

   SharMari Hair Extraordinaire   Three-year lease expires January 31, 2006.
                                  Annual base rent $5,700.

   Simply the Best                Three-year lease expires January 31, 2006.
                                  Annual base rent $13,500.

   Gregory's Boutique             Three-year lease expires May 31, 2004.
                                  Annual base rent $11,880.

   Fred A. Fuller Appliances      Five-year lease expires February 28, 2008.
                                  Annual base rent $17,160.

   Wilson's 5  to $1.00           Five-year lease expires January 31, 2005.
                                  Annual base rent $39,084.

   Nichole's                      Three-year lease expires June 30, 2006.
                                  Annual base rent $5,520.

   Novelty Shop                   Five-year lease expires March 31, 2008.
                                  Annual base rent $32,928.

   POP Enterprises                Five-year lease expires March 31, 2008.
                                  Annual base rent $59,100.

   The Great Escape               Five-year lease expires January 31, 2005;
                                  16,000 square feet. Annual base rent $54,000.

   Kutting Room                   Month-to-month rental. Annual base rent
                                  $5,452.

   Trikate, Inc.                  Three-year lease expires August 31, 2004.
                                  Annual base rent $7,080.

   Culinary Capers, Inc.          Two-year lease expires January 31, 2004.
                                  Annual base rent $10,200.

   Exquisite Finds                Two-year lease expires February 28, 2005.
                                  Annual base rent $6,600.

   B & A Faxtax                   Three-year lease expires May 30, 2006.
                                  Annual base rent $21,300.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   JP Trading                     Three-year lease expires October 31, 2006.
                                  Annual base rent $15,600.

   LeCroy & Company               Two-year lease expires September 30, 2004.
                                  Annual base rent $4,200.

   The Piano Store                One-year lease expires April 30, 2004.
                                  Annual base rent $6,000.

   City Gear                      One-year lease expires April 30, 2004.
                                  Annual base rent $6,600.

   King David Salon               Three-year lease expires July 31, 2006.
                                  Annual base rent $6,000.

   Best Upholstering              Three-year lease expires December 31, 2005.
                                  Annual base rent $8,460.

   Manifest Discs & Tapes         One-year lease expires January 31, 2004.
                                  Annual base rent $52,500.

   Borderlands                    Three-year lease expires January 31, 2006.
                                  Annual base rent $24,888.

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

   H. BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006;
      property taxes paid by tenant.

   I. Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2003--$2,528.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   Family Alteration Shop         Three-year lease expires June 30, 2004.
                                  Annual base rent $7,020.

   Before-N-After Salon           Three-year lease expires July 31, 2006.
                                  Annual base rent - $7,800.

   J. Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $39,540; three-year lease expires July 14, 2006; property taxes paid by tenant.

   K. Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000.

   L. Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2005; property taxes paid by tenant.

   M. Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

   N. Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

   O. TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2003 - $664,464; annual base rent - $89,700; eight-year lease expires November 14, 2007; property taxes paid by tenant.

   P. Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2003 - $1,735,428; property taxes for 2003--$47,520.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   American General Finance       Five-year lease expires May 31, 2006. Annual
                                  base rent $12,000.

   Brenda's Boutique              Month-to-month rental. Annual base rent
                                  $11,220.

   Hardee's Restaurant            Fifteen-year lease expires December 30,
                                  2004. Annual base rent $22,200.

   Dixie Family Restaurant II     Five-year lease expires December 31, 2008.
                                  Annual base rent $22,200.

   Little Caesar's Pizza          Three-year lease expires May 14, 2006.
                                  Annual base rent $19,680.

   Great Wall                     Five-year lease expires October 31, 2006.
                                  Annual base rent $16,800.

   TCBY Yogurt                    Five-year lease expires January 31, 2005.
                                  Annual base rent $22,524.

   Curves                         Five-year lease expires March 31, 2008.
                                  Annual base rent $17,400.

   D & J Consulting               One-year lease expires April 30, 2004.
                                  Annual base rent $6,600.

   Royal Mortgage                 Two-year lease expires January 31, 2004.
                                  Annual base rent $10,400.

   Med   Four LLC                 Three-year lease expires November 30, 2006.
                                  Annual base rent $71,940.

   Get Connected                  One-year lease expires June 30, 2004.
                                  Annual base rent $11,700.

   On Deck Circle                 Three-year lease expires August 30, 2006.
                                  Annual base rent $8,100.

   L & B Discount Tobacco         Two-year lease expires October 31, 2004.
                                  Annual base rent $15,000.

   Q. Potomac Place Shopping Center   3214 Augusta Road, Greenville, South
      Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2003--$867,115; property taxes for 2003--$25,937.

   Principal Tenants              Lease Arrangements
   -----------------              ------------------
   Advance Auto                   Five-year lease expires December 31, 2004;
                                  6,574 square feet; annual base rent $39,444.

   Ladies & Gents                 Three-year lease expires July 31, 2004. 1,700
                                  square feet; annual base rent $17,280.

   Generation Gap                 Five-year lease expires February 16, 2007;
                                  1,700 square feet; annual base rent $12,132.

   Goodwill Industries            One-year lease expires November 30, 2004;
                                  3,500 square feet; annual base rent $20,700.

   Rainbow Rental                 Three-year lease expires May 31, 2006; 7,512
                                  square feet; annual base rent $31,926.

   Sarah's Kitchen                Month-to-month rental; 2,500 square feet;
                                  annual base rent $20,755.

   Bell South                     Year-to-year rental; annual base rent $900.

   R. The Sunshine House - 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,750 square feet located on
      2.34 acres; acquired in 2001; mortgage balance at December 31, 2003 - $1,072,278; annual base rent - $114,000; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

   S. The Sunshine House 3300 Targot Lane, Mt. Pleasant South Carolina; brick veneer building containing approximately 8,750 square feet located on
      1.58 acres; acquired in 2003; mortgage balance at December 31, 2003 - $1,188,119; annual base rent - $128,713; twenty-year lease expires July 14, 2023; property taxes paid by tenant.

Item 3.  Legal Proceedings
         -----------------
         There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2003.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         No matters were submitted to a vote of shareholders during the fourth quarter of 2003.


                                  Part II

Item 5.  Market for Common Equity and Related Security Holder Matters
         ------------------------------------------------------------
         The information under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------
         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
         --------------------
         The report of the independent auditors and financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.
         --------------------

Item 8a. Controls and Procedures
         -----------------------
         An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Trust's management, including the Trust's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Trust's Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

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


                                   PALMETTO REAL ESTATE TRUST

Date:  March 30, 2004              by:/s/James A. Boling
                                      ---------------------
                                     James A. Boling
                                     Chairman of the Board of Trustees


   Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURES                      TITLE                    DATE
   ----------                      -----                    ----

/s/William J. Ables                President              March 29, 2004
---------------------                                     --------------
   William J. Ables

                                   Vice- President
---------------------                                     --------------
   Hunter Howard, Sr.

/s/Melvin K. Younts                Secretary              March 29, 2004
---------------------                                     --------------
   Melvin K. Younts

/s/B.A. Franks                     Treasurer              March 28, 2004
---------------------                                     --------------
   B. A. Franks

/s/Laney Younts                    Trustee                March 29, 2004
---------------------                                     --------------
   Laney Younts

                                   Trustee
---------------------                                     --------------
   Billy B. Huskey

                                   Trustee
---------------------                                     --------------
   Hunter Howard, Jr.

                                   Trustee
---------------------                                     --------------
   R. Riggie Ridgeway

                             Exhibit 13

                   Annual Report to Stockholders

                     Palmetto Real Estate Trust
                          45 Liberty Lane
                  Greenville, South Carolina  29607
                          (864) 233-6007









                     PALMETTO REAL ESTATE TRUST

                            Annual Report

                           December 31, 2003

                           PALMETTO REAL ESTATE TRUST

                                   Annual Report

                                 December 31, 2003




                                    Contents

Independent Auditors' Report ........................................... 1

Audited Financial Statements

       Balance Sheet ................................................... 2

       Statements of Income ............................................ 3

       Statements of Shareholders' Equity .............................. 4

       Statements of Cash Flows ........................................ 5

       Notes to Financial Statements .............................. 6 - 12

Common Stock Information .............................................. 13

Management's Discussion and Analysis of Financial
       Condition and Results of Operations ....................... 14 - 15

Trustees and Officers ................................................. 16

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Palmetto Real Estate Trust


We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 2003, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/Dixon Hughes PLLC
Greenville, South Carolina
January 14, 2004

                        PALMETTO REAL ESTATE TRUST

                              Balance Sheet

                             December 31, 2003


                                 Assets
                                 ------

Real estate investments, at cost:
 Rental property, net of accumulated depreciation                 $ 11,141,524
 Timberlands                                                            24,864
                                                                    ----------
  Total real estate investments                                     11,166,388
                                                                    ----------
Other assets:
 Cash                                                                  300,662
 Restricted cash for like-kind exchange                              1,143,457
 Rent receivable                                                         2,390
 Notes receivable                                                      164,669
 Prepaid income tax expense                                              6,732
 Deferred loan expense, net of
   accumulated amortization                                             50,999
                                                                    ----------
   Total other assets                                                1,668,909
                                                                    ----------
   Total assets                                                   $ 12,835,297
                                                                    ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Liabilities:
 Mortgage notes payable                                              8,222,984
 Accounts payable and accrued expenses                                 135,403
                                                                    ----------
   Total liabilities                                                 8,358,387
                                                                    ----------
Shareholders' equity:
 Shares of beneficial interest, $1 stated value; 5,000,000
  shares authorized; 1,770,006 shares issued and outstanding         1,770,006
 Capital surplus                                                       498,734
 Undistributed earnings                                              2,208,170
                                                                    ----------
  Total shareholders' equity                                         4,476,910
                                                                    ----------
  Total liabilities and shareholders' equity                      $ 12,835,297
                                                                    ==========



See accompanying notes to financial statements.

                        PALMETTO REAL ESTATE TRUST

                          Statements of Income

                 Years Ended December 31, 2003 and 2002

                                                      2003        2002
                                                     ------      ------
Income:
 Rental income                                  $ 2,096,463  $2,078,173
 Other income                                        41,836      20,090
                                                    -------     -------
  Total Income                                    2,138,299   2,098,263
                                                    -------     -------
Expenses:
 Depreciation and amortization                      340,446     305,914
 Interest                                           490,413     570,645
 Repairs and maintenance                            104,693      64,225
 Property taxes                                     216,401     219,508
 General and administrative                         230,832     206,049
                                                  ---------   ---------
  Total expenses                                  1,382,785   1,366,341
                                                  ---------   ---------

Income from operations before income taxes          755,514     731,922

Gains on sale of real estate                      1,093,874     189,985
                                                  ---------   ---------
Income before income taxes                        1,849,388     921,907

Income tax expense                                   15,300      15,800
                                                    -------     -------
  Net income                                      1,834,088     906,107
                                                  =========     =======

Basic earnings per share of beneficial interest  $     1.04   $    0.51
                                                   ========     =======



See accompanying notes to financial statements.

                         PALMETTO REAL ESTATE TRUST

                      Statements of Shareholder's Equity

                     Years Ended December 31, 2003 and 2002


                          Shares of
                      Beneficial Interest
                         $1 Par Value         Capital    Undistributed
                      Shares       Amount     Surplus    Earnings       Total
                      ------       ------     -------    --------      -------
Balance at
 December 31, 2001  1,770,006   $1,770,006   $498,734    $618,476   $2,887,216

Net income                 -            -          -      906,107      906,107

Dividends declared         -            -          -     (424,800)    (424,800)
                    ---------    ---------    -------     -------      -------
Balance at
 December 31, 2002  1,770,006    1,770,006    498,734   1,099,783    3,368,523

Net income                 -            -          -    1,834,088    1,834,088

Dividends declared         -            -          -     (725,701)    (725,701)
                    ---------    ---------    -------   ---------    ---------
Balance at
 December 31, 2003  1,770,006   $1,770,006   $498,734  $2,208,170   $4,476,910
                    =========    =========    =======   =========    =========





See accompanying notes to financial statements.

                        PALMETTO REAL ESTATE TRUST

                         Statements of Cash Flows

                   Years Ended December 31, 2003 and 2002

                                                           2003        2002
                                                          ------      ------
                                                              (unaudited)
Cash from operating activities:
 Net income                                           $1,834,088   $ 906,107
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation expense                                  325,890     298,090
   Amortization of deferred expenses                      14,556       7,824
   Gain on sale of real estate                        (1,093,874)   (189,985)
   Net change in operating assets and liabilities:
    Rent receivable                                        9,273       3,587
    Prepaid expense                                       (6,732)      1,000
    Accounts payable and accrued expenses                 (8,694)      2,803
                                                       ---------   ---------
     Net cash provided by operating activities         1,074,507   1,029,426
                                                       ---------   ---------
Cash from investing activities:
 Property additions and improvements                  (1,615,809)   (298,649)
 Restricted cash                                      (1,143,457)        -
 Proceeds from sale of property                        1,543,821     526,250
 Collections (issuance) on mortgage notes receivable     155,422    (317,960)
                                                         -------     -------
    Net cash used in investing activities             (1,060,023)    (90,359)
                                                         -------     -------
Cash from financing activities:
 Net advances (repayments) on line of credit             (75,000)     75,000
 Deferred loan costs                                     (51,229)         -
 Principal payments on long-term debt                 (2,351,273)   (289,596)
 Proceeds from long-term debt                          3,350,000          -
 Payment of dividends                                   (725,701)   (729,987)
                                                         -------     -------
     Net cash provided by (used in) financing
       activities                                        146,797    (944,583)
                                                         -------     -------
Net increase (decrease) in cash                          161,281      (5,516)

Cash at beginning of year                                139,381     144,897
                                                         -------     -------
Cash at end of year                                    $ 300,662   $ 139,381
                                                         =======     =======

Supplemental disclosures of cash flow information:

  Cash paid during the year:
      Interest                                          $482,386    $575,052
                                                         =======     =======
      Income Taxes                                      $ 32,670    $  5,401
                                                         =======     =======
Noncash transactions:
 Change in accrued dividends                            $     -     $305,195
                                                         =======     =======
 Issuance of mortgage note receivable                   $     -     $168,000
                                                         =======     =======


See accompanying notes to financial statements.

                         PALMETTO REAL ESTATE TRUST

                       Notes to Financial Statements

                         December 31, 2003 and 2002


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Organization - Palmetto Real Estate Trust ("the Trust") has been organized
     ------------
     as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties in upstate South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

     Investments in Rental Property - Investments in rental property are
     ------------------------------
     recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

     The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 2003.

     Deferred Loan Expense - Costs associated with obtaining financing are
     ---------------------
     amortized over the lives of the respective loans. Net deferred loan costs at December 31, 2003 amounted to:

         Deferred loan costs                     $ 66,245
         Accumulated amortization                 (15,246)
                                                  -------
                                                 $ 50,999
                                                  =======

     Basic Earnings Per Share - Basic earnings per share were computed by
     ------------------------
     dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 2003 and 2002.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

     Income Taxes - The Trust files its tax returns under Sections 856-858 of
     ------------
     the Internal Revenue Code and the applicable state laws as a real estate investment trust, and makes distributions to its shareholders of its real estate trust taxable income. As a qualified real estate investment trust, distribution of the Trust's taxable income and capital gains are taxed at the shareholder level. The Trust is required to distribute at least 85% of its taxable income other than capital gains to maintain its tax status. To avoid additional excise tax, an amount equal to the sum of 85% of ordinary income and 95% of capital gains must be distributed in the year it is earned. Differences in income for financial reporting and tax reporting result from utilization of different methods of calculating depreciation and differences in reporting gains on the sale of real estate.

     Estimates - The presentation of financial statements in conformity with
     ---------
     accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Trust includes cash equivalents, defined
     -------------------------
     as all highly liquid instruments purchased with a maturity of three months or less, when reporting cash and cash flows. At times, cash balances may exceed federally insured amounts. The Trust has not experienced any losses on such accounts and management does not believe the Trust is exposed to any significant credit risk on cash and cash equivalents.

     Revenue Recognition - Minimum rental income is recognized on a
     -------------------
     straight-line basis over the term of each lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes and insurance. All rent and other receivables from tenants are due from commercial building tenants located in the properties.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

2.   Investment in Rental Property and Gain on Sale of Real Estate
     -------------------------------------------------------------

                                                                  Costs
                                                                  Capitalized
                                                                  Subsequent
                                      Initial Cost to Company     Acquisition
                                      -----------------------     ------------
                                                  Building and
Description            Encumbrances     Land      Improvements    Improvements
-----------            ------------   --------    ------------    ------------
Aiken, SC              $         -    $ 24,500    $    33,123     $    11,354
Reidville Road Brake
 and Car Wash--
 Spartanburg, SC                 -      10,000         39,820           5,964
Enigma Spinx--
 Greenville, SC            549,032     350,000        670,000               -
Venture Park--
 Greenville, SC                  -      11,000         81,017          12,140
Pleasantburg Shopping
 Center--Greenville, SC  2,146,548     714,459      1,305,970       1,120,329
Willard Oil Property--
 Spartanburg, SC                 -      55,984         79,140               -
BP Oil--Greenville, SC           -     100,000        328,736               -
Laurens Road Property--
 Greenville, SC                  -      16,235         82,261          14,980
Transit Drive--
 Greenville, SC                  -      50,000        175,000          19,213
Ace TV Rentals--
 Greenville, SC                  -      50,000        160,000               -
Lesco--Greer, SC                 -      30,000        200,000               -
Tireama--Spartanburg, SC         -      26,000        234,000               -
Atlas Services--Columbia, SC     -      75,000        670,000               -
Taylors Point Shopping
 Center--Greenville, SC  1,735,428     500,000      2,300,000          36,299
Atlas Services--Mauldin, SC             50,000        621,000               -
Potomac Place Shopping
 Center--Greenville, SC    867,115     150,000        850,350
Truegreen-Chemlawn--
 Greenville, SC            664,464     100,000        845,000               -
Sunshine House--Irmo, SC 1,072,278     100,000      1,175,000               -
Sunshine House--Mt.
 Pleasant, SC            1,188,119     187,500      1,312,500               -
Federal Express Building         -      40,000        248,070               -
Other                            -           -              -         136,805
                         ---------   ---------     ----------       ---------
                        $8,222,984  $2,640,678    $11,410,987      $1,357,084
                         =========   =========     ==========       =========

(1)  Construction date unavailable

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

                                                                 Life on Which
         Gross Amount at Which                                  Depreciation in
         Carried at Close of Period                               Latest Income
 -----------------------------------------------------------------
         Building and           Accumulated   Date of       Date   Statement is
  Land   Improvements    Total  Depreciation  Construction  Acquired  Computed
 ------- ------------   ------- ------------  ------------  --------  --------
 $24,500      $44,477   $68,977       $34,734     1966        1965       33

  10,000       45,784    55,784        39,820     1970        1970       25
 350,000      670,000 1,020,000       435,765      (1)        1993       31/15
  11,000       93,157   104,157        67,300     1977        1979       25

 714,459    2,426,299 3,140,758     1,920,115     1965        1976       31


  55,984       79,140   135,124        55,838     1993        1986       15
100,000       328,736   428,736       299,069     1985        1986       25

  16,235       97,241   113,476        47,766     1973        1988       31
  50,000      194,213   244,213        79,818      (1)        1991       31
  50,000      160,000   210,000        59,259      (1)        1992       31
  30,000      200,000   230,000        47,917     1994        1994       39
  26,000      234,000   260,000        54,435      (1)        1994       39

  75,000      670,000   745,000       138,187     1995        1995       40

 500,000    2,336,299 2,836,299       467,787     1990        1995       40
  50,000      621,000   671,000       113,850     1996        1996       40

 150,000      850,350 1,000,350       111,677       -         1998       40

 100,000      845,000   945,000        88,021     1999        1999       40
 100,000    1,175,000 1,275,000        70,990     2001        2001       40
  40,000      248,070   288,070         8,269     2002        2002       40
 187,500    1,312,500 1,500,000        25,240     2003        2003       39
       -      136,805   136,805       101,368       -      Various        7
---------  ---------- ----------    ---------
2,640,678 $12,768,071 15,408,749   $4,267,225
=========  ========== ==========    =========

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

    The aggregate cost and accumulated depreciation for federal income tax purposes is $15,152,947 and $4,488,630 at December 31, 2003, respectively.

    Activity in the Trust's investment in real estate for the two years in the period ended December 31, 2003 is summarized as follows:


                                           Years Ended December 31
                                               2003        2002
     Investment in Real Estate                ------      ------
     -------------------------

     Balance at beginning of year         $ 15,012,501  $ 15,011,041

     Acquisitions                            1,615,809       298,649

     Disposals                              (1,219,561)     (297,189)
                                            ----------    ----------
     Balance at end of year               $ 15,408,749  $ 15,012,501
                                            ==========    ==========


     Accumulated Depreciation
     ------------------------

     Balance at beginning of year         $  4,710,949  $  4,541,783

     Depreciation expense                      325,890       298,090

     Disposals                                (769,614)     (128,924)
                                             ---------     ---------
     Balance at end of year               $  4,267,225  $  4,710,949
                                             =========     =========

3.   Mortgage Notes Receivable
     -------------------------
The Trust had a mortgage note receivable in connection with the sale of property in 1994, with interest at 9% and payable in monthly installments of $2,725, including interest through January 2009. The carrying amount of the mortgage note receivable was $152,091 at December 31, 2002, and this note was paid off in November 2003.

During 2002, the Trust obtained a mortgage note receivable in connection with the sale of the CV Master property, which bears interest at 6.75% and is payable in monthly installments of $1,277, including interest through January 2008. The carrying amount of the mortgage note receivable was $164,669 at December 31, 2003.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

4.   Mortgage Notes Payable
     ----------------------
     Long-term debt at December 31, 2003 consists of the following:

      Term note payable in monthly payments of $2,400
        plus interest through March 2006 at 6.15%; final
        balloon payment due April 2006; collateralized
        by rental property located on Echelon Road in
        Greenville, SC.                                             $ 664,464

      Term note payable in monthly payments of
        $3,000 plus interest through March 2006 at
        6.15%; final balloon payment due April 2006;
        collateralized by rental property located on
        Augusta Road in Greenville, SC.                               867,115

      Term note payable in monthly payments of $2,275
        plus interest through March 2006 at 6.15%; final
        balloon payment due April 2006; collateralized by
        rental property located on Haywood Road in
        Greenville, SC.                                               549,032

      Term note payable in monthly payments of $13,306
        including interest at 5.5% through November
        2005 and monthly payments of $14,887 including
        interest at 5.5% through September 2008. The
        final balloon payment is due October 2008; the
        note is collateralized by rental property located
        Pleasantburg Drive in Greenville, SC.                       2,146,548

      Term note payable in monthly payments of $7,000 plus
        interest through March 2006 at 6.15%; final balloon
        payment due April 2006; collateralized by rental
        property located on Wade Hampton Boulevard in
        Greenville, SC.                                             1,735,428

      Term note payable in monthly payments of $9,264
        including interest at a fixed rate of 6.15% through
        July 2006; final balloon payment due August 2006;
        collateralized by rental properties located on
        Kennerly Drive in Irmo, SC and on Old Mill Road
        in Mauldin, SC.                                             1,072,278

      Term note payable in monthly payments of $7,606
        including interest at 5.75% through July 2006; final
        balloon payment due August 2006; collateralized by
        rental property located at Park West in
        Mt. Pleasant, SC                                            1,188,119
                                                                    ---------
             Total mortgage notes payable                          $8,222,984
                                                                    =========

      Future maturities of debt at December 31, 2003 are as follows:

              2004            $   289,331
              2005                297,682
              2006              5,645,927
              2007                 70,959
              2008              1,919,085
                                ---------
                              $ 8,222,984
                                =========

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

5.   Line of Credit
     --------------
     The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $250,000 under a revolving line of credit. Amounts outstanding under the line of credit are due on demand, bear interest at the bank's prime rate plus 4% and are unsecured. At December 31, 2003, there was no outstanding balance on the line of credit. During 2003, the maximum borrowing outstanding on the line of credit was approximately $164,000. The line expires in April 2004.

6.   Financial Instruments
     ---------------------
     Accounting principles generally accepted in the United States of America require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes receivable and payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The carrying value for the note receivable and notes payable approximates fair value.

7.   Long-Term Rental Leases
     -----------------------
     The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

             Year                        Annual Base
            ------                       -----------
              2004                       $ 1,678,106
              2005                         1,246,044
              2006                           871,062
              2007                           591,679
              2008                           327,171
              Thereafter                   2,736,187
                                           ---------
                                         $ 7,450,249
                                           =========

     Leases with renewal options generally contain escalation clauses.

8.   Distributions to Shareholders
     -----------------------------
     Cash dividends of $725,701 and $729,987 were paid during the years ended December 31, 2003 and 2002, respectively. All dividends are distributions of earnings and not a return of capital.

9.   Related Party Transactions
     --------------------------
     During the years ended December 31, 2003 and 2002, the Trust participated in transactions with several related parties that include primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

     The following summarizes transactions with affiliates for the years ended December 31:

                                                      2003          2002
                                                     ------        ------
              Rental income                        $  4,200      $  4,200
              Repairs and maintenance                     -         4,200
              General and administrative expenses    28,350        30,400

10.  Income Taxes
     ------------
     A summary of income tax expenses for the years ended December 31, 2003 and 2002 follows:

                                    Federal          State          Total
              2003                  -------          -----          -----
                     Current       $ 11,300       $  4,000       $ 15,300
                                     ======          =====         ======
              2002
                     Current       $ 11,700       $  4,100       $ 15,800
                                     ======          =====         ======

     The difference between income before income taxes and taxable income is as follows:
                                               2003           2002
                                              ------         ------
          Income before income taxes      $1,849,388      $ 921,907
          Differences:
            Gain on sale of real estate   (1,093,874)      (174,041)
            Depreciation                      11,073          8,129
            Dividends paid deduction        (685,877)      (673,768)
            Capital gain                        (492)        (2,929)
            Other                             (4,009)        (1,180)
                                            --------       --------
                Taxable income             $  76,209      $  78,118
                                            ========       ========

     The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                    2003          2002
                                                   ------        ------
       Income taxes at the statutory rate        $628,000      $313,000
       State taxes net of federal benefit           2,600         2,800
       Surtax exemption                           (12,000)      (12,000)
       Nontaxable gain on sale of real estate    (372,000)      (59,000)
       Dividend paid deduction                   (231,300)     (229,000)
                                                  -------       -------
                                                 $ 15,300      $ 15,800
                                                  =======       =======

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 2003 was 1,056.

Dividends - The dividends declared quarterly in 2003 and 2002 are as follows:

                                                    Per
              2003                    Total         Share
              ----                   -------        -----
       First Quarter               $ 247,801         .14
       Second Quarter                159,300         .09
       Third Quarter                 159,300         .09
       Fourth Quarter                159,300         .09
                                     -------        -----
                                   $ 725,701         .41
                                     =======        =====

                                                    Per
              2002                    Total         Share
              ----                   -------        -----
       First Quarter               $ 141,600         .08
       Second Quarter                141,600         .08
       Third Quarter                 141,600         .08
       Fourth Quarter                      -           -
                                     -------        -----
                                   $ 424,800         .24
                                     =======        =====

Dividends of $.12 per share, totaling $212,401 for the fourth quarter of 2003, were declared in January 2004.

The Trust expects to continue its policy of paying regular quarterly cash dividends, although there is no assurance as to future dividend amounts since they are dependent on future earnings and the financial condition of the Trust.

Market - There is no active market for the trading of the Trust's shares of
------ beneficial interest besides the trading between shareholders and repurchase of shares by the Trust.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations.

Financial Condition
-------------------
During the first quarter of 2003, the Trust sold the Wade Hampton Boulevard property in Greenville, South Carolina. Proceeds from the sale of approximately $391,000, along with financing of $1.2 million, were used to purchase a commercial building and property for $1.5 million on February 28, 2003.

In the fourth quarter, the Trust sold a portion of its Pleasantburg Shopping Center property in Greenville, South Carolina. The Trust received approximately $1.1 million cash as proceeds from the sale, which is held in escrow pending completion of a like-kind exchange transaction in Spring 2004.

Results of Operations
---------------------
Net income increased by approximately $928,000, primarily as a result of the gains on sale of real estate of approximately $1.1 million offset by increases of $40,000 in repairs and maintenance, and $25,000 in general and administrative expenses and a decrease of $80,000 in interest expense.

Interest expense decreased by approximately $80,000 as a result of refinancing of approximately 73% of the Trust's outstanding debt in March 2003, reducing interest rates from 7.75% paid in 2002 to 6.15% in 2003.

 PALMETTO REAL ESTATE TRUST          Notes to Financial Statements (continued)
 -----------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The primary liquid asset of the Trust is cash. Cash provided by operating activities was $1,074,507 in 2003 and $1,029,426 in 2002. The cash provided was used for the repayment of debt and payment of dividends. The Trust showed net cash provided of $161,281 in 2003 and net cash used of $5,516 in 2002.

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

                              December 31, 2003

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

                               Billy B. Huskey
                                   Trustee

                              Hunter Howard, Jr.
                                   Trustee

                              R. Riggie Ridgeway
                                   Trustee

                             INDEPENDENT AUDITORS

                              Dixon Hughes PLLC

                               GENERAL COUNSEL

                        Younts, Alford, Brown & Goodson

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2004          /s/James A. Boling
                              ---------------------------
                              James A. Boling
                              Principal Executive Officer

                                                                    Exhibit 31
              Sarbanes-Oxley Section 302(a) Certification

I, Bill A. Franks, certify that;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
        and
     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 28, 2004          /s/Bill A. Franks
                              ---------------------------
                              Bill A. Franks
                              Principal Financial Officer

                                                                   Exhibit 32

     Certification of Chief Executive Officer and Chief Financial Officer
                              Pursuant to
                        18 U.S.C. Section 1350
                        as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002


I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

        By:                                   /s/James A. Boling
                                              ---------------------------
        Name:                                 James A. Boling
        Title:                                Principal Executive Officer



 ----------------------------------------------------------------------------



I, Bill A. Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

        By:                                   /s/Bill A. Franks
                                              ---------------------------
        Name:                                 Bill A. Franks
        Title:                                Principal Financial Officer