Form 10QSB
period 2004-03-31
PALMETTO REAL ESTATE TRUST
filed 2004-05-17
CIK 75894

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED
        March 31, 2004

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

       Yes   [ X ]                          No  [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 2004 was 1,770,006.

Transitional Small Business Disclosure Format:

       Yes   [    ]                          No  [ X ]


 PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2004

Form 10-QSB Index


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
March 31, 2004

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 11,057,964
Timberlands	24,864
Total real estate investments	11,082,828

Other assets:
Restricted cash for like-kind exchanges	1,708,983
Cash	240,791
Rent receivable	2,860
Note receivable	163,592
Prepaid expense	5,732
Deferred loan expense, net of accumulated amortization	46,402
Total other assets	2,168,360

Total assets	$ 13,251,188

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	$ 8,152,610
Accounts payable and accrued expenses	73,718
Total liabilities	8,226,328

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	2,756,120
Total shareholders' equity	5,024,860

Total liabilities and shareholders' equity	$ 13,251,188

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Income:
Rental income	$ 520,231	$ 521,559
Other income	4,953	9,622
Total Income	525,184	531,181

Expenses:
Depreciation and amortization	88,157	77,660
Interest	106,765	81,517
Repairs and maintenance	42,312	16,692
Property taxes	51,458	52,241
General and administrative	47,045	49,118
Total expenses	335,737	277,228

Income from operations before income taxes	189,447	253,953

Gain on sale of property	571,904	295,150

Income tax expense	1,000	1,000

Net income	760,351	548,103

Undistributed earnings, beginning	2,208,170	1,099,783

Dividends paid	(212,401)	(247,801)

Undistributed earnings, ending	$ 2,756,120	$ 1,400,085

Basic earnings per share of beneficial interest	$ 0.43	$ 0.31
Weighted average shares outstanding	1,770,006	1,770,006
Cash dividends declared per share	$ 0.12	$ 0.14

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash from operating activities:
Net income	$ 760,351	$ 548,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83,560	75,454
Amortization of deferred expenses	4,597	2,206
Gain on sale of property	(571,904)	(295,150)
(Increase) decrease in:
Rent receivable	(470)	(4,037)
Prepaid expense	1,000	-
Increase (decrease) in:
Accounts payable and accrued expenses	(61,685)	(78,139)
Income taxes payable	-	1,000
Net cash provided by operating activities	215,449	249,437

Cash from investing activities:
Property additions and improvements	-	(33,949)
Restricted cash	(565,526)	-
Proceeds from sale of property	571,904	391,482
Collections on mortgage notes receivable	1,077	5,773
Net cash provided by investing activities	7,455	363,306

Cash from financing activities:
Net advances on line of credit	-	90,000
Principal payments on long-term debt	(70,374)	(65,929)
Payment of dividends	(212,401)	(247,801)
Net cash used in financing activities	(282,775)	(223,730)

Net increase (decrease) in cash	(59,871)	389,013

Cash at beginning of period	300,662	139,381

Cash at end of period	$ 240,791	$ 528,394

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
 Notes to Interim Financial Statements
March 31, 2004

(1)   Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)   Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(3)   Restricted Cash for Like-Kind Exchanges

The Trust sold a portion of its Pleasantburg Shopping Center property located in Greenville, South Carolina during the fourth quarter of 2003. Cash proceeds of approximately $1.1 million are being held by a qualified intermediary. The Trust has until June 2004 to reinvest these funds through a like-kind exchange. Properties in Greenwood and Seneca, South Carolina have been identified for potential purchase.

During the first quarter of 2004, the Trust sold some of its undeveloped land in Spartanburg County. Cash proceeds of approximately $565,000 are also being held by a qualified intermediary. The Trust is exploring options for a like-kind exchange, which must be completed by October 2004.

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

Financial Condition

 On March 30, 2004, the Trust sold undeveloped property in Spartanburg County for approximately $640,000, recognizing a net gain of $571,000 from the sale. Proceeds from this sale were escrowed with the intent to purchase a retail rental property in Seneca, South Carolina.

Results of Operations - For the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

 In the aggregate, rental income is materially the same for the three month periods ended March 31, 2004 and 2003. Rental income for the first quarter of 2004 compared to the first quarter of 2003 decreased approximately $28,000 due to the sale of two properties during 2003, and approximately $14,000 due to vacancies at the Taylors Pointe property. These decreases were offset by additional rental income of approximately $32,000 from the Sunshine House - Mt. Pleasant acquired in the first quarter of 2003.

Other income decreased during the first quarter of 2004. During the first quarter of 2003, the Trust received insurance proceeds for damages caused by a third party to a property owned by the Trust.

Interest expense increased by approximately $25,000 for the quarter ended March 31, 2004 due to additional debt incurred for the purchase of rental property in Mt. Pleasant, South Carolina during the second quarter of 2003. Repairs and maintenance expenses increased as a result of approximately $18,000 of necessary plumbing and roof repairs at two properties and $5,000 for other repairs on undeveloped proeperty.

Liquidity and Capital Resources

 The Trust's primary sources of funds are rent collections and collections on a note receivable. At March 31, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at March 31, 2004, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

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

There have not been any changes in the Trust's internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

A. 31.1	Sarbanes-Oxley Section 302(a) Certification by the Principal Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification by the Principal Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K:	On March 5, 2004, the Trust filed a current report on Form 8-K reporting under item 4.


   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

05 - 11 - 04	By: /s/ Bill Franks
Date	Bill Franks (Principal Financial Officer)

05 - 11 - 04	By: /s/James A. Boling
Date	James A. Boling Chairman (Principal Executive Officer)


Exhibit 31.1

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 05 - 11 - 04	/s/James A. Boling James A. Boling Principal Executive Officer


Exhibit 31.2

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 05 - 11 - 04	/s/Bill Franks Bill Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill Franks
Name:	Bill Franks
Title:	Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.
