Form 10QSB
period 2004-06-30
PALMETTO REAL ESTATE TRUST
filed 2004-08-16
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         June 30, 2004

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

        Yes   [ X ]                    No   [    ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of June 30, 2004 was 1,770,006.

Transitional Small Business Disclosure Format:

        Yes   [    ]                    No   [X]


PALMETTO REAL ESTATE TRUST
 Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2004

Form 10-QSB Index


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
June 30, 2004

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$ 14,149,753
Timberlands	24,864
Total real estate investments	14,174,617

Other assets:
Restricted cash for like-kind exchanges	178,020
Cash	296,895
Rent receivable	11,630
Note receivable	161,947
Prepaid expense	4,732
Deferred loan expense, net of accumulated amortization	46,680
Total other assets	699,904

Total assets	$ 14,874,521

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	$ 9,679,945
Accounts payable and accrued expenses	118,362
Total liabilities	9,798,307

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	2,807,474
Total shareholders' equity	5,076,214

Total liabilities and shareholders' equity	$ 14,874,521

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Income:
Rental income	$ 541,822	$ 524,895	$ 1,062,053	$ 1,046,454
Other income	15,711	15,106	20,664	24,728
Total Income	557,533	540,001	1,082,717	1,071,182

Expenses:
Depreciation and amortization	95,486	87,283	183,643	164,943
Interest	135,172	140,207	241,937	221,724
Repairs and maintenance	21,333	24,257	63,645	40,949
Property taxes	51,000	51,000	102,458	103,241
General and administrative	77,706	46,851	124,751	95,970
Total expenses	380,697	349,598	716,434	626,827

Income from operations	176,836	190,403	366,283	444,355

Gain on sale of property	35,444	-	607,348	295,150

Income before income taxes	212,280	190,403	973,631	739,505

Income tax expense	(1,000)	(1,000)	(2,000)	(2,000)

Net income	211,280	189,403	971,631	737,505

Undistributed earnings, beginning	2,756,120	1,400,085	2,208,170	1,099,783

Dividends paid	(159,926)	(159,296)	(372,327)	(407,096)

Undistributed earnings, ending	$ 2,807,474	$ 1,430,192	$ 2,807,474	$ 1,430,192

Basic earnings per share of beneficial interest	$ 0.12	$ 0.11	$ 0.55	$ 0.42
Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006
Cash dividends declared per share	$ 0.09	$ 0.09	$ 0.21	$ 0.23

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash from operating activities:
Net income	$ 971,631	$ 737,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	174,043	158,791
Amortization of deferred expenses	9,600	6,152
Gain on sale of property	(607,348)	(295,150)
(Increase) decrease in:
Rent receivable	(9,240)	(187)
Prepaid expense	2,000	-
Increase (decrease) in:
Accounts payable and accrued expenses	(17,041)	(41,069)
Income taxes payable	-	2,000
Net cash provided by operating activities	523,645	568,042

Cash from investing activities:
Property additions and improvements	(3,182,272)	(1,583,741)
Net release of restricted cash	965,437	-
Proceeds from sale of property	607,348	391,482
Collections on mortgage notes receivable	2,722	11,670
Net cash used in investing activities	(1,606,765)	(1,180,589)

Cash from financing activities:
Net advances on line of credit	-	(74,265)
Loan costs associated with new debt	(5,281)	(35,874)
Principal payments on long-term debt	(143,039)	(124,778)
Proceeds from long-term debt	1,600,000	1,275,000
Payment of dividends	(372,327)	(407,096)
Net cash provided by financing activities	1,079,353	632,987

Net increase (decrease) in cash	(3,767)	20,440

Cash at beginning of period	300,662	139,381

Cash at end of period	$ 296,895	$ 159,821

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
 Notes to Interim Financial Statements
June 30, 2004

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

(2)     Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(3)     Restricted Cash for Like-Kind Exchanges

The Trust sold a portion of its Pleasantburg Shopping Center property located in Greenville, South Carolina during the fourth quarter of 2003. Cash proceeds of approximately $1.1 million were held by a qualified intermediary for reinvestment through a like-kind exchange.

During the first quarter of 2004, the Trust sold some of its undeveloped land in Spartanburg County. Cash proceeds of approximately $565,000 were also being held by a qualified intermediary.

The Trust used approximately $1.5 million of these funds to purchase properties in Greenwood and Laurens, South Carolina in May 2004.

The Trust is exploring options for a like-kind exchange with the remaining funds of approximately $178,000, which must be completed by October 2004 in order to take advantage of the available tax benefit. Cash in escrow not used by October 2004 will be available for general operational uses.

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

Financial Condition

The Trust used approximately $1.5 million of funds escrowed from the sale of properties in the fourth quarter of 2003 and first quarter of 2004 to purchase two properties. Approximately $700,000 was used to purchase a Fred's retail store located in Greenwood, SC on April 30, 2004. Approximately $800,000 was used, in conjunction with $1.6 million in mortgage debt, to purchase the Ridgeview Shopping Center in Laurens, SC on May 20, 2004.

Results of Operations - For the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Rental income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 increased approximately $16,000. This increase is a net result of the property purchases and sales of the last year as well as increased rental rates that became effective as leases were renewed. Additional rental income was generated by the properties purchased in April and May 2004, as well as additional rental income for two full quarters from the Sunshine House in Mt. Pleasant, SC, which began paying rent in April 2003. These increases were offset by vacancies at Pleasantburg Shopping Center and Taylors Pointe. Rental income for 2004 also decreased for the sale of the former Belk's building in the fourth quarter of 2003 and the 628 Wade Hampton property in April 2003.

Other income decreased for the first six months of 2004. During the first quarter of 2003, the Trust received insurance proceeds for damages caused by a third party to a property owned by the Trust.


Interest expense increased by approximately $20,000 for the six months ended June 30, 2004 principally due to additional debt incurred for the purchase of rental property in Mt. Pleasant, South Carolina during the second quarter of 2003. Repairs and maintenance expenses increased as a result of approximately $18,000 of necessary plumbing and roof repairs at two properties and $5,000 for other repairs on undeveloped property. Depreciation expense has increased as new properties have been purchased in 2003 and 2004.

General and administrative expenses have increased approximately $29,000 due to approximately $17,000 of higher insurance premiums and $7,000 for additional professional services.

Liquidity and Capital Resources

The Trust's primary sources of funds are rent collections and collections on a note receivable. As of June 30, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at June 30, 2004, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

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
The Annual Meeting of Stockholders of the Trust ("Meeting") was held on May 27, 2004. The results of the vote on the matters presented at the Meeting were as follows:
1. The following individuals were elected as trustees, each for a one-year term:
	Vote For	Vote Against	Abstain

James A. Boling	1,315,672	-0-	-0-
William J. Ables	1,315,672	-0-	-0-
S. Hunter Howard, Sr.	1,315,672	-0-	-0-
Melvin K. Younts	1,315,672	-0-	-0-
S. Hunter Howard, Jr.	1,315,672	-0-	-0-
Billy B. Huskey	1,315,672	-0-	-0-
R. Riggie Ridgeway	1,315,672	-0-	-0-
C. Laney Younts	1,315,672	-0-	-0-
Jimmy Boling	1,315,672	-0-	-0-
Rudy Ables	1,315,672	-0-	-0-
Bill Franks	1,315,672	-0-	-0-

2. Ratification of the appointment of Dixon Hughes PLLC as the Trust's independent audit firm was approved by stockholders by the following vote:

For 1,315,672 Against -0-; Abstain -0-

Item 5.	Other Information None.


Item 6.	Exhibits and Reports on Form 8-K

	A. 31.1	Sarbanes-Oxley Section 302(a) Certification by the Principal Executive Officer

	31.2	Sarbanes-Oxley Section 302(a) Certification by the Principal Financial Officer

	32	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

	B. Reports on Form 8-K:	On May 5, 2004, the Trust filed a current report on Form 8-K reporting under Item 12 related to press release on Results of Operations and Financial Condition


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

8-11-04 Date	By: /s/ Bill Franks Bill Franks (Principal Financial Officer)

8-11-04 Date	By: /s/ James A. Boling James A. Boling Chairman (Principal Executive Officer)

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 8 - 11 - 04	/s/ James A. Boling James A. Boling Principal Executive Officer

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 8 - 11 - 04	/s/ Bill Franks Bill Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill Franks
Name:	Bill Franks
Title:	Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.
