Form 10QSB
period 2004-09-30
PALMETTO REAL ESTATE TRUST
filed 2004-11-15
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2004

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

      Yes   [ X ]                               No   [   ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of September 30, 2004 was 1,770,006.

Transitional Small Business Disclosure Format:

      Yes   [    ]                                No   [X]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended September 30, 2004

Form 10-QSB Index


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited) September 30, 2004

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$14,439,564
Timberlands	24,864
Total real estate investments	14,464,428

Other assets:
Cash	431,099
Rent receivable	9,086
Note receivable	160,838
Deferred loan expense, net of accumulated amortization	44,776
Total other assets	645,799

Total assets	$15,110,227

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	9,801,892
Accounts payable and accrued expenses	190,819
Total liabilities	9,992,711

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	2,848,776
Total shareholders' equity	5,117,516

Total liabilities and shareholders' equity	$15,110,227

        The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Income:
Rental income	$586,656	$560,634	$1,648,709	$1,607,088
Other income	2,213	10,913	22,877	35,641
Total Income	588,869	571,547	1,671,586	1,642,729

Expenses:
Depreciation and amortization	99,880	87,485	283,523	252,428
Interest	145,321	129,796	387,258	351,520
Repairs and maintenance	23,796	26,235	87,441	67,184
Property taxes	53,394	51,000	155,852	154,241
General and administrative	52,785	48,740	177,536	144,710
Total expenses	375,176	343,256	1,091,610	970,083

Income from operations	213,693	228,291	579,976	672,646

Gain on sale of property	-	-	607,348	295,150

Income before income taxes	213,693	228,291	1,187,324	967,796

Income tax expense	(13,088)	(1,000)	(15,088)	(3,000)

Net income	200,605	227,291	1,172,236	964,796

Undistributed earnings, beginning	2,807,474	1,430,192	2,208,170	1,099,783

Dividends paid	(159,303)	(159,301)	(531,630)	(566,397)

Undistributed earnings, ending	$2,848,776	$1,498,182	$2,848,776	$1,498,182

Basic earnings per share of
beneficial interest	$0.11	$0.13	$0.66	$0.55
Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006
Cash dividends declared per share	$0.09	$0.09	$0.30	$0.32

        The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Cash from operating activities:
Net income	$1,172,236	$964,796
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	268,672	242,330
Amortization of deferred expenses	14,851	10,098
Gain on sale of real estate	(607,348)	(295,150)
Change in operating assets and liabilities
Rent receivable	(6,696)	(5,752)
Prepaid expense	6,732	-
Accounts payable and accrued expenses	55,416	(1,821)
Income taxes payable	-	3,000
Net cash provided by operating activities	903,863	917,501

Cash from investing activities:
Property additions and improvements	(3,566,712)	(1,593,192)
Net release of restricted cash	1,143,457	-
Proceeds from sale of property	607,348	391,482
Collections on mortgage notes receivable	3,831	16,019
Net cash used in investing activities	(1,812,076)	(1,185,691)

Cash from financing activities:
Net advances from line of credit	-	(75,000)
Loan costs associated with new debt	(8,628)	(35,874)
Principal payments on long-term debt	(221,092)	(207,410)
Proceeds from long-term debt	1,800,000	1,275,000
Payment of dividends	(531,630)	(566,397)
Net cash provided by financing activities	1,038,650	390,319

Net increase in cash	130,437	122,129

Cash at beginning of period	300,662	139,381

Cash at end of period	$431,099	$261,510

        The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Notes to Interim Financial Statements
September 30, 2004

(1)   Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of Palmetto Real Estate Trust (the “Trust”), as filed with the Securities and Exchange Commission.

(2)   Interim Periods

In the opinion of the Trust, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

The Trust used approximately $1.7 million of funds escrowed from the sale of properties in the fourth quarter of 2003 and first and third quarters of 2004 to purchase three properties. Approximately $700,000 was used to purchase a Fred's retail store located in Greenwood, SC on April 30, 2004. Approximately $800,000 was used, in conjunction with $1.6 million in mortgage debt, to purchase the Ridgeview Shopping Center in Laurens, SC on May 20, 2004. The remaining escrow balance of $176,000 was used in conjunction with $200,000 in mortgage debt to purchase commercial property on Poinsett Highway in Greenville, SC.

Results of Operations - For the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Rental income for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 increased approximately $42,000. This increase is a net result of the property purchases and sales of the last year as well as increased rental rates that became effective as leases were renewed. Additional rental income was generated by the properties purchased in April and May 2004, as well as additional rental income for three full quarters from the Sunshine House in Mt. Pleasant, SC, which began in April 2003. These increases were offset by vacancies at Pleasantburg Shopping Center and Taylors Pointe. Rental income for 2004 also decreased for the sale of the former Belk's building in the fourth quarter of 2003 and the 628 Wade Hampton property in April 2003.

Rental income for the three months ended September 30, 2004 increased approximately $26,000 over that of the three months ended September 30, 2003 due to additional rental income from the three properties acquired since the end of the third quarter of 2003.


Other income decreased for the first nine months of 2004. During the first quarter of 2003, the Trust received insurance proceeds for damages caused by a third party to a property owned by the Trust. No similar revenue was received in 2004.

Interest expense increased by approximately $36,000 for the nine months ended September 30, 2004 principally due to additional debt incurred for the purchase of three rental properties. Repairs and maintenance expenses increased as a result of approximately $18,000 of necessary plumbing and roof repairs at two properties and $5,000 for other repairs on undeveloped property. Depreciation expense has increased as new properties have been purchased in 2003 and 2004. General and administrative expenses have increased approximately $33,000 due to approximately $5,200 of higher insurance premiums, $19,000 for additional professional services, and $4,000 for additional bad debts.

Total expenses for the three months ended September 30, 2004 increased approximately $32,000 over the same period in 2003. Depreciation and amortization increased approximately $12,000 and interest expense increased approximately $16,000 as a result of additional depreciation on the newly purchased buildings and the costs of borrowing $1.8 million for these purchases.

Liquidity and Capital Resources

The Trust's primary sources of funds are rent collections and collections on a note receivable. As of September 30, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at September 30, 2004, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits

A. 31.1	Sarbanes-Oxley Section 302(a) Certification by the Principal Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification by the Principal Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

11-10-2004 Date	By: /s/Bill Franks Bill Franks (Principal Financial Officer)

11-10-2004 Date	By: /s/James A. Boling James A. Boling Chairman (Principal Executive Officer)

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 11/10/2004	/s/James A. Boling James A. Boling Principal Executive Officer

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 11/10/2004	/s/Bill Franks Bill Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill Franks
Name:	Bill Franks
Title:	Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.
