Form 10KSB
period 2004-12-31
PALMETTO REAL ESTATE TRUST
filed 2005-03-31
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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

The issuer's revenues for its most recent fiscal year:       $2,273,737

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   Not available

The number of shares outstanding of each of the registrant's classes of common equity, as of March 30, 2005:       Shares of Beneficial Interest       1,770,006

Documents Incorporated by Reference
1.    Portions of Annual Report to Stockholders for the year ended December 31, 2004 ("Annual Report") in Part II.

2.    Portions of Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders in Part III.


Part I

Item 1.    Business

Palmetto Real Estate Trust (the "Trust"), was organized as a qualified real estate investment trust under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is Ted LeCroy. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2004, there are 1,770,006 shares of beneficial interest issued and outstanding.

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

Item 2.    Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.	Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; three-year lease expires December 31, 2007. Annual base rent $10,560; property taxes for 2004--$1,902.

B.	Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2005; property taxes for 2004--$4,685.


C.	Jones Auto Detail, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; month-to-month rental; annual base rent $3,384; property taxes for 2004--$1,352.

D.	Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2004--$521,750; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

E.	Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2004--$4,035.

Principal Tenants	Lease Arrangements

Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $16,800.

Jaguar South	One-year lease expires April 30, 2005. Annual base rent $10,800.

F.	Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2004--$2,105,863; collateral for line of credit balance of $200,000; property taxes for 2004--$71,946.

Principal Tenants	Lease Arrangements
Book Rack	Three year lease expires May 31, 2005. Annual base rent $10,080.

The Open Book	Five-year lease expires September 30, 2005; 16,000 square feet. Annual base rent $78,000.

Alpha Beauty School	Five-year lease expires May 31, 2009. Annual base rent $19,878.

Olan Mills Studio	One-year lease expires April 30, 2005. Annual base rent $8,100.

Port Royal Bedding Company	One-year lease expires November 30, 2005. Annual base rent $25,020.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements
Pleasantburg Shoe Service	Three-year lease expires January 31, 2006. Annual base rent $5,580.

SharMari Hair Extraordinaire	Three-year lease expires January 31, 2006. Annual base rent $5,700.

Simply the Best	Three-year lease expires January 31, 2006. Annual base rent $13,500.

Gregory's Boutique	Three-year lease expires June 30, 2007. Annual base rent $12,000.

Fred A. Fuller Appliances	Five-year lease expires February 28, 2008. Annual base rent $17,160.

Wilson's 5¢ to $1.00	Five-year lease expires January 31, 2005. Annual base rent $39,084.

Nichole's	Three-year lease expires June 30, 2006. Annual base rent $5,520.

Novelty Shop	Five-year lease expires March 31, 2008. Annual base rent $32,928.

POP Enterprises	Five-year lease expires March 31, 2008. Annual base rent $59,100.

The Great Escape	Five-year lease expires January 31, 2005; 16,000 square feet. Annual base rent $54,000.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Culinary Capers, Inc.	Three-year lease expires January 31, 2007. Annual base rent $10,200.

B & A Faxtax	Three-year lease expires May 30, 2006. Annual base rent $21,300.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

JP Trading	Three-year lease expires October 31, 2006. Annual base rent $15,600.

LeCroy & Company	Two-year lease expires September 30, 2006. Annual base rent $4,200.

Pleasantburg Barber	ShopOne-year lease expires November 30, 2005. Annual base rent $6,000.

King David Salon	Three-year lease expires July 31, 2006. Annual base rent $6,000.

Best Upholstering	Three-year lease expires December 31, 2005. Annual base rent $8,460.

Destiny Music	One-year lease expires January 31, 2005. Annual base rent $52,800.

Borderlands	Three-year lease expires January 31, 2006. Annual base rent $24,888.

Half Moon Outfitters	Three-year lease expires May 31, 2005. Annual base rent $32,328.

G.	Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006. Property taxes are paid by the tenant.

H.	BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.


I.	Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2004--$2,582.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2007. Annual base rent $7,200.

Before-N-After Salon	Three-year lease expires July 31, 2006. Annual base rent - $7,800.

J.	Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $39,540; three-year lease expires July 14, 2006; property taxes paid by tenant.

K.	Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000.

L.	Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2005; property taxes paid by tenant.

M.	Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

N.	Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

O.	TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2004 - $639,390; annual base rent - $100,500; eight-year lease expires November 14, 2007; property taxes paid by tenant.


P.	Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2004 - $1,643,742; property taxes for 2004--$48,544.

Principal Tenants	Lease Arrangements
American General Finance	Five-year lease expires May 31, 2006. Annual base rent $12,000.

Brenda's Boutique	Month-to-month rental. Annual base rent $11,220.

Hardee's Restaurant	Five-year lease expires December 30, 2009. Annual base rent $28,563.

Dixie Family Restaurant II	Four-year lease expires December 31, 2008. Annual base rent $22,200.

Little Caesar's Pizza	Three-year lease expires May 14, 2006. Annual base rent $19,680.

Great Wall	Five-year lease expires October 31, 2006. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires January 31, 2005. Annual base rent $22,524.

Annie's Great Place	Five-year lease expires March 31, 2009. Annual base rent $21,600.

Rims, USA	Six-month lease expires May 31, 2005. Annual base rent $3,600.

Royal Mortgage	Two-year lease expires January 31, 2005. Annual base rent $10,400.

Med Four LLC	Three-year lease expires November 30, 2006. Annual base rent $68,640.

On Deck Circle	Three-year lease expires August 30, 2006. Annual base rent $8,100.

L & B Discount Tobacco	Two-year lease expires October 31, 2006. Annual base rent $15,000.


Q.	Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2004--$831,115; property taxes for 2004--$26,440.

Principal Tenants	Lease Arrangements

Advance Auto	Five-year lease expires December 31, 2004; 6,574 square feet; annual base rent $39,444.

Ladies & Gents	Three-year lease expires July 31, 2007. 1,700 square feet; annual base rent $18,000.

Generation Gap	Five-year lease expires February 16, 2007; 1,700 square feet; annual base rent $12,132.

Goodwill Industries	One-year lease expires March 28, 2005; 3,500 square feet; annual base rent $24,000.

Aaron Rents	Three-year lease expires August 31, 2007; 7,512 square feet; annual base rent $31,944.

Sarah's Kitchen	Five-year lease expires January 31, 2009; 2,500 square feet; annual base rent $21,600.

Bell South	Year-to-year rental; annual base rent $900.

R.	The Sunshine House - 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,750 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2004 - $1,026,824; annual base rent - $114,000; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

S.	FedEx Ground Packaging - 135 FedEx Way, Greenville, South Carolina, 15.8 acres, five per cent undivided interest acquired in 2002; managed by TIC Properties, LLC, rent $24,097 annually.

T.	The Sunshine House - 3300 Targot Lane, Mt. Pleasant South Carolina; brick veneer building containing approximately 8,750 square feet located on 1.58 acres; acquired in 2003; mortgage balance at December 31, 2004 - $1,167,798; annual base rent - $128,713; twenty-year lease expires July 14, 2023; property taxes paid by tenant.

U.	Fred's Inc. - 2554 US Highway 25 South, Greenwood, South Carolina; brick and block building; 20,748 square feet; acquired in 2004; adequate parking; no mortgages or liens; seven- year lease expires September 30, 2010; annual base rent - $82,004; property taxes paid by tenant.

V.	Sawyer Electronics - 1210 Poinsett Highway, Greenville, South Carolina; brick, block and masonry building, 12,227 square feet; acquired in 2004; month-to-month lease; annual base rent - $18,000; property taxes for 2004 - $4,970.


W.	Nolan Printing Company - 1208 Poinsett Highway, Greenville, South Carolina; concrete and masonry building 3,900 square feet; acquired in 2004; three-year lease expires December 31, 2007; annual base rent - $9,600; property taxes for 2004 - $805.

X.	Ridgeview Center - 913 ½ Main Street, Laurens, South Carolina; concrete block and masonry building containing approximately 33,395 square feet; mortgage balance as of December 31, 2004 - $1,586,094; property taxes for 2004 - $29,753.

Principal Tenants	Lease Arrangements

B C Moore & Sons	Fifteen-year lease expires January 10, 2012. Annual base rent - $81,965.

Check Into Cash	Five-year lease expires September 30, 2009. Annual base rent - $29,412.

Dollar Tree Store	Eight-year lease expires July 31, 2005. Annual base rent - $41,513.

Citi Financial	Ten-year lease expires July 31, 2008. Annual base rent - $21,000.

Hibbett Sporting	GoodsFive-year lease expires January 31, 2008. Annual base rent - $46,000.

Cato Corporation	Five-year lease expires January 31, 2008. Annual base rent - $29,590.

Le Nails	Three-year lease expires July 31, 2006. Annual base rent - $17,500.


Item 3.	Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

Part II

Item 5.	Market for Common Equity and Related Security Holder Matters

The information under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 8a.	Controls and Procedures

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

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part III

Item 9.	Trustees and Executive Officers of the Registrant

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

The information called for by Items 9, 10, 11 and 12 is hereby incorporated by reference from registrant's definitive proxy statement.

Item 13.	Exhibits

13 Annual report to stockholders

31 Sarbanes-Oxley Section 302(a) Certification

32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant under the various categories are as follows:

Fees	2004	2003

Audit Fees (1)	$24,300	$22,450

Audit - Related Fees	$-	$3,050

Tax Fees (2)	$9,100	$7,100

All of these fees were approved by the Trust's audit committee and all services were performed by the principal accountants' full-time, permanent employees.

(1)	"Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements included in quarterly reports, and the audit in connection with regulatory filings.

(2)	"Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax advice. These services include assistance regarding federal and state tax compliance.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

Date: March 31, 2005	by: /s/James A. Boling, Sr. James A. Boling, Sr. Chairman of the Board of Trustees

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/William J. Ables William J. Ables	President	3 - 21 - 2005

Hunter Howard, Sr.	Vice- President

Melvin K. Younts	Secretary

/s/B. A. Franks B. A. Franks	Treasurer	3 - 21 - 2005

/s/Laney Younts Laney Younts	Trustee	3 - 28 - 2005

/s/Billy B. Huskey Billy B. Huskey	Trustee	3 - 22 - 2005

Hunter Howard, Jr.	Trustee

R. Riggie Ridgeway	Trustee

/s/Rudy Ables Rudy Ables	Trustee	3 - 23 - 2005

/s/James A. Boling, Jr. James A. Boling, Jr.	Trustee	3 - 28 - 2005


Exhibit 31

Sarbanes-Oxley Section 302(a) Certification

I, James A. Boling, Sr., certify that;

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

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2005	/s/James A. Boling, Sr. James A. Boling, Sr. Principal Executive Officer


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

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2005	/s/Bill A. Franks Bill A. Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling, Sr.
Name:	James A. Boling, Sr.
Title:	Principal Executive Officer

I, Bill A. Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Palmetto Real Estate Trust on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill A. Franks
Name:	Bill A. Franks
Title:	Principal Financial Officer


Palmetto Real Estate Trust
45 Liberty Lane
Greenville, South Carolina 29607
(864) 233-6007

PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2004


PALMETTO REAL ESTATE TRUST

Annual Report

December 31, 2004

Contents

Report of Independent Registered Public Accounting Firm	1

Audited Financial Statements

Balance Sheet	2

Statements of Income	3

Statements of Shareholders' Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 13

Common Stock Information	14

Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 16

Trustees and Officers	17


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Palmetto Real Estate Trust

We have audited the accompanying balance sheet of Palmetto Real Estate Trust as of December 31, 2004, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Real Estate Trust as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
January 12, 2005


PALMETTO REAL ESTATE TRUST

Balance Sheet

December 31, 2004

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$14,336,849
Timberlands	24,864
Total real estate investments	14,361,713

Other assets:
Cash	340,817
Rent receivable	11,050
Note receivable	159,705
Prepaid expense	11,138
Deferred loan expense, net of accumulated amortization	38,968
Total other assets	561,678

Total assets	$14,923,391

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$200,000
Mortgage notes payable	9,522,576
Accounts payable and accrued expenses	127,762
Total liabilities	9,850,338

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	2,804,313
Total shareholders' equity	5,073,053

Total liabilities and shareholders' equity	$14,923,391

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Income

Years Ended December 31, 2004 and 2003

		2004	2003
Income:
Rental income		$2,241,411	$2,096,463
Other income		32,326	41,836

	Total income	2,273,737	2,138,299

Expenses:
Depreciation and amortization		406,773	340,446
Interest		560,632	490,413
Repairs and maintenance		128,186	104,693
Property taxes		206,852	216,401
General and administrative		251,828	230,832

	Total expenses	1,554,271	1,382,785

Income from operations		719,466	755,514

Gains on sale of real estate, net		607,348	1,093,874

Income before income taxes		1,326,814	1,849,388

Income tax expense		18,500	15,300

Net income		$1,308,314	$1,834,088

Basic earnings per share of beneficial interest		$0.74	$1.04

Dividend declared		$0.40	$0.41

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Shareholders' Equity

Years Ended December 31, 2004 and 2003

	Shares of
	Beneficial Interest
	$1 Par Value		Capital	Undistributed
	Shares	Amount	Surplus	Earnings	Total

Balance at
December 31, 2002	1,770,006	$1,770,006	$498,734	$1,099,783	$3,368,523

Net income	-	-	-	1,834,088	1,834,088

Dividends declared	-	-	-	(725,701)	(725,701)

Balance at
December 31, 2003	1,770,006	1,770,006	498,734	2,208,170	4,476,910

Net income	-	-	-	1,308,314	1,308,314

Dividends declared	-	-	-	(712,171)	(712,171)

Balance at
December 31, 2004	1,770,006	$1,770,006	$498,734	$2,804,313	$5,073,053

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
Cash from operating activities:
Net income	$1,308,314	$1,834,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	386,113	325,890
Amortization of deferred loan expense	20,660	14,556
Gains on sale of real estate	(607,348)	(1,093,874)
Net change in operating assets and liabilities:
Rent receivable	(8,660)	9,273
Prepaid expense	(4,406)	(6,732)
Accounts payable and accrued expenses	(7,641)	(8,694)
Net cash provided by operating activities	1,087,032	1,074,507

Cash from investing activities:
Property additions and improvements	(3,581,438)	(1,615,809)
Restricted cash	1,143,457	(1,143,457)
Proceeds from sale of property	607,348	1,543,821
Collections on mortgage notes receivable	4,964	155,422
Net cash used in investing activities	(1,825,669)	(1,060,023)

Cash from financing activities:
Net advances (repayments) from line of credit	200,000	(75,000)
Deferred loan costs	(8,629)	(51,229)
Principal payments on mortgage notes	(300,408)	(2,351,273)
Proceeds from mortgage notes	1,600,000	3,350,000
Payment of dividends	(712,171)	(725,701)
Net cash provided by financing activities	778,792	146,797

Net increase in cash	40,155	161,281

Cash at beginning of year	300,662	139,381

Cash at end of year	$340,817	$300,662

Supplemental disclosures of cash flow information:

Cash paid during the year:
Interest	$556,141	$482,386
Income taxes	$18,920	$32,670

See accompanying notes to financial statements.


PALMETTO REAL ESTATE TRUST

 Notes to Financial Statements

December 31, 2004 and 2003

1.     Summary of Significant Accounting Policies

Organization - Palmetto Real Estate Trust ("the Trust") has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties throughout South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

Investments in Rental Property - Investments in rental property are recorded at cost. Depreciation is computed using straight-line methods for financial reporting and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists at December 31, 2004.

Deferred Loan Expense - Costs associated with obtaining financing are amortized over the lives of the respective loans. Net deferred loan costs at December 31, 2004 amounted to:

Deferred loan costs	$ 72,188
Accumulated amortization	(33,220)
$ 38,968

Earnings Per Share - The Company computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128. Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during each year, or 1,770,006 shares for 2004 and 2003. There were no dilutive securities outstanding in 2004 or 2003.

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


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

2.     Investment in Rental Property and Gains on Sale of Real Estate

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Building and Improvements	Improvements
Aiken, SC	$-	$24,500	$33,123	$11,354
Reidville Road Brake and Car
Wash--Spartanburg, SC	-	10,000	39,820	5,964
Enigma Spinx--Greenville, SC	521,750	350,000	670,000	-
Venture Park--Greenville, SC	-	11,000	81,017	12,140
Pleasantburg Shopping Center--
Greenville, SC	2,305,863	714,459	1,305,970	1,176,001
Willard Oil Property--
Spartanburg, SC	-	55,984	79,140	-
BP Oil--Greenville, SC	-	100,000	328,736	-
Laurens Road Property--
Greenville, SC	-	16,235	82,261	14,980
Transit Drive--Greenville, SC	-	50,000	175,000	19,213
Ace TV Rentals--Greenville, SC	-	50,000	160,000	-
Lesco--Greer, SC	-	30,000	200,000	-
Tireama--Spartanburg, SC	-	26,000	234,000	-
Atlas Services--Columbia, SC	-	75,000	670,000	-
Taylors Point Shopping Center--
Greenville, SC	1,643,742	500,000	2,300,000	43,239
Atlas Services--Mauldin, SC		50,000	621,000	-
Potomac Place Shopping
Center--Greenville, SC	831,115	150,000	850,350	-
Truegreen-Chemlawn--
Greenville, SC	639,390	100,000	845,000	-
Sunshine House--Irmo, SC	1,026,824	100,000	1,175,000	-
Sunshine House--Mt. Pleasant, SC	1,167,798	187,500	1,312,500	-
Federal Express Building	-	40,000	248,070	-
Fred's-Greenwood, SC	-	100,000	636,652	-
Poinsett Highway-Greenville, SC	-	50,000	325,000	-
Ridgeview Center-Laurens, SC	1,586,094	250,000	2,157,174	-
Other	-	-	-	136,805
	$9,722,576	$3,040,678	$14,529,813	$1,419,696

* Construction date unavailable


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
$24,500	$44,477	$68,977	$35,074	1966	1965	33

10,000	45,784	55,784	39,820	1970	1970	25
350,000	670,000	1,020,000	476,939	*	1993	31/15
11,000	93,157	104,157	70,714	1977	1979	25

714,459	2,481,971	3,196,430	1,965,642	1965	1976	31

55,984	79,140	135,124	61,114	1993	1986	15
100,000	328,736	428,736	303,069	1985	1986	25

16,235	97,241	113,476	53,350	1973	1988	31
50,000	194,213	244,213	86,229	*	1991	31
50,000	160,000	210,000	64,339	*	1992	31
30,000	200,000	230,000	52,917	1994	1994	39
26,000	234,000	260,000	60,434	*	1994	39
75,000	670,000	745,000	154,937	1995	1995	40

500,000	2,343,239	2,843,239	528,356	1990	1995	40
50,000	621,000	671,000	129,375	1996	1996	40

150,000	850,350	1,000,350	132,949	-	1998	40

100,000	845,000	945,000	109,146	1999	1999	40
100,000	1,175,000	1,275,000	100,365	2001	2001	40
187,500	1,312,500	1,500,000	58,894	2003	2003	39
40,000	248,070	288,070	14,471	2003	2003	40
100,000	636,652	736,652	12,243	1997	2004	39
50,000	325,000	375,000	2,778	1985	2004	39
250,000	2,157,174	2,407,174	36,875	1996	2004	30
-	136,805	136,805	103,308	-	Various	7
$3,040,678	$15,949,509	$18,990,187	$4,653,338


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

The aggregate cost and accumulated depreciation for federal income tax purposes is $17,308,307 and $4,850,777 at December 31, 2004, respectively.

Activity in the Trust's investment in real estate for the two years in the period ended December 31, 2004 is summarized as follows:

	Years Ended December 31
	2004	2003
Investment in Real Estate

Balance at beginning of year	$ 15,408,749	$ 15,012,501

Acquisitions	3,581,438	1,615,809

Disposals	-	(1,219,561)

Balance at end of year	$ 18,990,187	$ 15,408,749

Accumulated Depreciation

Balance at beginning of year	$ 4,267,225	$ 4,710,949

Depreciation expense	386,113	325,890

Disposals	-	(769,614)

Balance at end of year	$ 4,653,338	$ 4,267,225

3.    Mortgage Notes Receivable

The Trust has a mortgage note receivable which bears interest at 6.75% and is payable in monthly installments of $1,277, including interest through January 2008. The carrying amount of the mortgage note receivable was $159,705 at December 31, 2004. The note was paid in full in January 2005.


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

4.    Mortgage Notes Payable

Mortgage notes payable at December 31, 2004 consists of the following:

Term note payable in monthly payments of $2,400
plus interest through March 2006 at 6.15%; final
balloon payment due April 2006; collateralized
by rental property located on Echelon Road in
Greenville, SC.	$639,390

Term note payable in monthly payments of
$3,000 plus interest through March 2006 at
6.15%; final balloon payment due April 2006;
collateralized by rental property located on
Augusta Road in Greenville, SC.	831,115

Term note payable in monthly payments of $2,275
plus interest through March 2006 at 6.15%; final
balloon payment due April 2006; collateralized by
rental property located on Haywood Road in
Greenville, SC.	521,750

Term note payable in monthly payments of $13,306
including interest at 5.50% through November
2005 and monthly payments of $14,887 including
interest at 5.50% through September 2008. The
final balloon payment is due October 2008; the
note is collateralized by rental property located
Pleasantburg Drive in Greenville, SC.	2,105,863

Term note payable in monthly payments of $7,000 plus
interest through March 2006 at 6.15%; final balloon
payment due April 2006; collateralized by rental
property located on Wade Hampton Boulevard in
Greenville, SC.	1,643,742

Term note payable in monthly payments of $9,264
including interest at a fixed rate of 6.15% through
July 2006; final balloon payment due August 2006;
collateralized by rental properties located on
Kennerly Drive in Irmo, SC and on Old Mill Road
in Mauldin, SC.	1,026,824

Term note payable in monthly payments of $7,606
including interest at 5.75% through July 2006; final
balloon payment due August 2006; collateralized by
rental property located at Park West in
Mt. Pleasant, SC.	1,167,798

Term note payable in monthly payments of $10,146
including interest at 5.75% through April 2009; final
balloon payment due July 2009; collateralized by
rental property located at Ridgeview Center in
Laurens, SC.	1,586,094

Total mortgage notes payable	$ 9,522,576


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

Future maturities of debt at December 31, 2004 are as follows:

2005	$329,051
2006	5,679,994
2007	106,151
2008	1,958,104
2009	1,449,276

$ 9,522,576

5.    Line of Credit

The Trust has an agreement with a bank that permits the Trust to borrow a maximum of $250,000 under a revolving line of credit. The Trust must make monthly interest-only payments beginning December 2004 at the bank's prime rate. The line of credit is secured by a mortgage on the Pleasantburg Shopping Center. At December 31, 2004, the outstanding balance on the line of credit was $200,000. The line expires in November 2005.

6.    Financial Instruments

Accounting principles generally accepted in the United States of America require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as rent receivable, accounts payable, accrued expenses, notes receivable or payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of mortgage notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The carrying value for the notes payable approximates fair value.

7.    Long-Term Rental Leases

The Trust holds noncancelable long-term leases on certain of its rental properties. The minimum long-term rentals are summarized below:

Year	Annual Base

2005	$ 1,820,280
2006	1,364,810
2007	1,089,760
2008	703,740
2009	522,140
Thereafter	2,867,470

$ 8,368,200

Leases with renewal options generally contain escalation clauses.

8.    Dividends to Shareholders

Cash dividends of $712,171 and $725,701 were paid during the years ended December 31, 2004 and 2003, respectively. All dividends are distributions of earnings and not a return of capital.


PALMETTO REAL ESTATE TRUST	Notes to Financial Statements (continued)

9.    Related Party Transactions

During the years ended December 31, 2004 and 2003, the Trust participated in transactions with several related parties that include primarily expenditures for legal services, management services, maintenance on the Trust's rental properties and rental of real estate.

The following summarizes transactions with affiliates for the years ended December 31:

	2004	2003

Rental income	$4,200	$4,200
Repairs and maintenance	3,436	-
General and administrative expenses	31,044	28,350

10.    Income Taxes

A summary of income tax expenses for the years ended December 31 follows:

	Federal	State	Total
2004
Current	$14,000	$4,500	$18,500

2003
Current	$11,300	$4,000	$15,300

The difference between income before income taxes and taxable income is as follows:

	2004	2003

Income before income taxes	$1,326,814	$1,849,388
Differences:
Gain on sale of real estate	(607,348)	(1,093,874)
Depreciation	11,725	11,073
Dividends paid deduction	(654,592)	(685,877)
Capital gain deduction	-	(492)
Other	(3,867)	(4,009)

Taxable income	$ 72,732	$ 76,209

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

	2004	2003

Income taxes at the statutory rate	$451,000	$628,000
State taxes net of federal benefit	3,000	2,600
Surtax exemption	(11,500)	(12,000)
Nontaxable gain on sale of real estate	(207,100)	(372,000)
Dividend paid deduction	(216,900)	(231,300)

	$ 18,500	$ 15,300


Common Stock Information

The Trust's shares of beneficial interest are not traded on an exchange. The approximate number of holders of shares of beneficial interest at December 31, 2004 was 1,030.

Dividends - The dividends declared quarterly in 2004 and 2003 are as follows:

2004	Total	Per Share
First Quarter	$ 212,401.12
Second Quarter	159,300.09
Third Quarter	159,300.09
Fourth Quarter	181,170.10
	$ 712,171.40

2003	Total	Per Share
First Quarter	$ 247,801.14
Second Quarter	159,300.09
Third Quarter	159,300.09
Fourth Quarter	159,300.09
	$ 725,701.41

Dividends of $.10 per share, totaling $177,000 for the fourth quarter of 2004, were declared in January 2005.

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


Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparing the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2003:

(amounts in thousands)	December 31, 2004	December 31, 2003	Change	% of Change

Rental income	$2,241	$2,096	$145	7%
Other income	32	42	(10)	(24)%
Depreciation and amortization	407	340	67	20%
Interest	561	490	71	14%
Repairs and maintenance	128	105	23	22%
Property taxes	207	216	(9)
General and administrative	252	231	21	9%
Gains on sales of real estate	607	1,094	(487)	(45)%
Income before income taxes	1,325	1,850	(522)	(28)%
Income tax expense	19	15	4	20%
Net income	1,306	1,835	(526)	(29)%

The discussion and analysis that follows addresses the financial condition, changes in financial condition, and results of operations, as detailed above.

Financial Condition

The Trust's net assets increased by $2.1 million during 2004. Rental properties increased $3.2 million while mortgage notes payable increased $1.3 million.

The Trust used approximately $1.7 million of funds escrowed from the sale of properties in the fourth quarter of 2003 and first and third quarters of 2004 to purchase three properties. Approximately $700,000 was used to purchase a Fred's retail store located in Greenwood, SC on April 30, 2004. Approximately $800,000 was used, in conjunction with $1.6 million in mortgage debt, to purchase the Ridgeview Shopping Center in Laurens, SC on May 20, 2004. The remaining escrow balance of $176,000 was used in conjunction with $200,000 in short-term debt to purchase commercial property on Poinsett Highway in Greenville, SC on September 23, 2004.

Results of Operations

Net income decreased by approximately $526,000, primarily as a result of the decrease in gains on sale of real estate. In 2003, the Trust had gains on the sale of real estate of approximately $1.1 million. In 2004, properties sold netted approximately $607,000. Rental income increased approximately $145,000, with the addition of three properties in 2004. Depreciation expense increased approximately $60,000 as a result of the new property acquisitions. Repairs and maintenance expense increased $23,000 and general and administrative expenses increased $21,000.


Interest expense increased by approximately $71,000 as a result of the Trust obtaining an additional note payable of $1,600,000 for the purchase of land and building for the Ridgeview shopping center, as well as drawing $200,000 on its line of credit for the purchase of the Poinsett Highway property.

Liquidity and Capital Resources

The primary liquid asset of the Trust is cash. Cash provided by operating activities was approximately $1,087,000 in 2004 and $1,074,500 in 2003. The cash provided by operating activities was used for the repayment of debt and payment of dividends. The Trust showed a net increase in cash of $40,155 in 2004 and $161,281 in 2003.

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


PALMETTO REAL ESTATE TRUST

BOARD OF TRUSTEES

December 31, 2004

OFFICERS

James A. Boling, Sr. Chairman of the Board of Trustees	Laney Younts Trustee

William J. Ables President	Billy B. Huskey Trustee

Hunter Howard, Sr. Vice President	Hunter Howard, Jr. Trustee

Melvin K. Younts Secretary	R. Riggie Ridgeway Trustee

Bill A. Franks Treasurer	Rudy Ables Trustee

James A. Boling, Jr. Trustee

INDEPENDENT AUDITORS

Dixon Hughes PLLC

GENERAL COUNSEL

Younts, Alford, Brown & Goodson
