Form 10QSB
period 2005-03-31
PALMETTO REAL ESTATE TRUST
filed 2005-05-16
CIK 75894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

 [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _____ TO _____.

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

Yes [ X ]                                    No [  ]

The number of shares outstanding of the Issuer's Shares of $1 Beneficial Interest as of March 31, 2005 was 1,770,006.

Transitional Small Business Disclosure Format:

Yes [  ]                                        No [ X ]


PALMETTO REAL ESTATE TRUST
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2005

Form 10-QSB Index

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                Unaudited Balance Sheet at March 31, 2005                                  1

                Unaudited Statements of Income and Undistributed
                   Earnings for the Three Months
                   Ended March 31, 2005 and 2004                                                2

                Unaudited Statements of Cash Flows for the Three
                   Months Ended March 31, 2005 and 2004                                   3

                Notes to Unaudited Financial Statements                                        4

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                              5

Item 3.     Controls and Procedures                                                                 6

Part II.             OTHER INFORMATION

Item 1.      Legal Proceedings                                                                          7

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds           7

Item 3.      Defaults Upon Senior Securities                                                      7

Item 4.      Submission of Matters to a Vote of Security Holders                      7

Item 5.      Other Information                                                                          7

Item 6.      Exhibits                                                                                         7

                 Signatures                                                                                     8


PALMETTO REAL ESTATE TRUST
Balance Sheet
(unaudited)
March 31, 2005

Assets

Real estate investments, at cost:
Rental property, net of accumulated depreciation	$14,288,643
Timberlands	24,864
Total real estate investments	14,313,507

Other assets:
Cash	450,362
Rent receivable	1,825
Prepaid expense	11,138

Deferred loan expense, net of accumulated amortization	31,764
Total other assets	495,089

Total assets	$14,808,596

Liabilities and Shareholders' Equity

Liabilities:
Mortgage notes payable	$9,444,606
Accounts payable and accrued expenses	67,071
Total liabilities	9,511,677

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006
Capital surplus	498,734
Undistributed earnings	3,028,179
Total shareholders' equity	5,296,919

Total liabilities and shareholders' equity	$14,808,596

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
Statements of Income and Undistributed Earnings
For the Three Months Ended March 31, 2005 and 2004

		Three Months Ended March 31,
	2005	2004
		(unaudited)
Income:
Rental income	$748,745	$520,231
Other income	209	4,953

Total income	748,954	525,184

Expenses:
Depreciation and amortization	103,452	88,157
Interest	116,005	106,765
Repairs and maintenance	26,266	42,312
Property taxes	52,896	51,458
General and administrative	41,968	47,045

Total expenses	340,587	335,737

Income from operations before income taxes	408,367	189,447

Gains on sale of real estate	-	571,904

Income before income taxes	408,367	761,351

Income tax expense	7,500	1,000

Net income	400,867	760,351

Undistributed earnings, beginning	2,804,313	2,208,170

Dividends paid	(177,001)	(212,401)

Undistrubuted earnings, ending	$3,028,179	$2,756,120

Basic earnings per share of beneficial interest	$0.23	$0.43
Weighted average shares outstanding	1,770,006	1,770,006
Cash dividends declared per share	$0.10	$0.12


PALMETTO REAL ESTATE TRUST
Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	2005		2004
		(unaudited)
Cash from operating activities:
Net income	$400,867		$760,351
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	96,248		83,560
Amortization of deferred expenses	7,204		4,597
Gain on sale of real estate	-		(571,904)
(Increase) decrease in:
Rent receivable	9,225		(470)
Prepaid expense	-		1,000
Increase (decrease) in:
Accounts payable and accrued expenses	(60,691)		(61,685)
Net cash provided by operating activities	452,853		215,449

Cash from investing activities:
Property additions and improvements	(48,042)		-
Restricted cash	-		(565,526)
Proceeds from sale of property	-		571,904
Collections on mortgage notes receivable	159,705		1,077
Net cash provided by investing activities	111,663		7,455

Cash from financing activities:
Repayments on line of credit	(200,000)		-
Principal payments on long-term debt	(77,970)		(70,374)
Payment of dividends	(177,001)		(212,401)
Net cash used in financing activities	(454,971)		(282,775)

Net change in cash	109,545		(59,871)

Cash at beginning of period	340,817		300,662

Cash at end of period	$450,362		$240,791

The accompanying notes are an integral part of these financial statements.


PALMETTO REAL ESTATE TRUST
 Notes to Interim Financial Statements
March 31, 2005

(1)     Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004 of Palmetto Real Estate Trust (the "Trust"), as filed with the Securities and Exchange Commission.

(2)      Interim Periods

In the opinion of the Trust, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

In January 2005, the Trust received $159,705 in proceeds from a note receivable, as payment in full. The proceeds from this note receivable were used, in conjunction with the Trust's operating cash, to pay off a $200,000 short term loan used to purchase the Poinsett Highway property during the third quarter of 2004.

            Results of Operations - For the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Rental income for the Trust increased approximately $229,000. This increase is attributable to several factors. Property acquisitions that occurred in the second and third quarters of 2004 contributed an additional $99,000 of rental revenue during the first quarter of 2005. A correction of lease payments from one of the Trust's larger tenants resulted in an additional $82,000. The remaining $48,000 is due to lower vacancies in the Trust's two largest retail facilities and the renewal of leases at higher rates.

Depreciation expense increased due to the three property acquisitions during 2004, and interest expense has increased accordingly due to the additional debt to finance those purchases. Repairs and maintenance expense was lower for the first quarter of 2005 and more in line with expenditures during the first quarter of 2003. Early 2004 saw approximately $18,000 of necessary plumbing and roofing repairs at two properties and $5,000 of other maintenance on undeveloped property.

General and administrative expenses decreased approximately $5,000 due to a decrease in accrued professional fees and other accrued expenses.


Liquidity and Capital Resources

The Trust's primary source of funds is rent collections. As of March 31, 2005, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Trust. Furthermore, at March 31, 2005, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

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

PALMETTO REAL ESTATE TRUST

5-11-05 Date	By: /s/ Bill Franks Bill Franks (Principal Financial Officer)

5-11-05 Date	By: /s/ James A. Boling James A. Boling Chairman (Principal Executive Officer)

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 5-11-05	/s/ James A. Boling James A. Boling Principal Executive Officer

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: 5-11-05	/s/ Bill Franks Bill Franks Principal Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

I, James A. Boling, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ James A. Boling
Name:	James A. Boling
Title:	Principal Executive Officer

I, Bill Franks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Palmetto Real Estate Trust on Form 10-QSB for the fiscal quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Palmetto Real Estate Trust.

By:	/s/ Bill Franks
Name:	Bill Franks
Title:	Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Palmetto Real Estate Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.
