Form 10KSB/A
period 2004-12-31
PALMETTO REAL ESTATE TRUST
filed 2005-05-18
CIK 75894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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


Introductory Note

Palmetto Real Estate Trust is filing this Amendment No. 1 to Form 10-KSB for it fiscal year ended December 31, 2004 to reflect the signature of the independent auditors as required by Rule 2-02 of Regulation S-X on the Report of Independent Registered Public Accounting Firm, Annual Report page 1.

The Exhibits 31 and 32 and the signature page have been updated as of the date of this amendment No. 1 filing.

Except as stated above, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original Form 10-KSB, and does not reflect events occurring after the original filing of the Form 10-KSB.

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

Item 2.   Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management's opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.	Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date--1966; no mortgages or liens; three-year lease expires December 31, 2007. Annual base rent $10,560; property taxes for 2004--$1,902.

B.	Rent Smart, Inc., 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet--acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2005; property taxes for 2004--$4,685.


C.	Jones Auto Detail, Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date--1970; no mortgages or liens; month-to-month rental; annual base rent $3,384; property taxes for 2004--$1,352.

D.	Enigma Spinx (retail convenience store and service station), Haywood--Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2004--$521,750; fifteen-year lease expires May 31, 2008; annual lease payments of $112,000; property taxes are paid by tenant.

E.	Venture Park, Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2004--$4,035.

Principal Tenants	Lease Arrangements

Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $16,800.

Jaguar South	One-year lease expires April 30, 2005. Annual base rent $10,800.

F.	Pleasantburg Shopping Center, Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2004--$2,105,863; collateral for line of credit balance of $200,000; property taxes for 2004--$71,946.

Principal Tenants	Lease Arrangements

Book Rack	Three year lease expires May 31, 2005. Annual base rent $10,080.

The Open Book	Five-year lease expires September 30, 2005; 16,000 square feet. Annual base rent $78,000.

Alpha Beauty School	Five-year lease expires May 31, 2009. Annual base rent $19,878.

Olan Mills Studio	One-year lease expires April 30, 2005. Annual base rent $8,100.

Port Royal Bedding Company	One-year lease expires November 30, 2005. Annual base rent $25,020.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements
Pleasantburg Shoe Service	Three-year lease expires January 31, 2006. Annual base rent $5,580.

SharMari Hair Extraordinaire	Three-year lease expires January 31, 2006. Annual base rent $5,700.

Simply the Best	Three-year lease expires January 31, 2006. Annual base rent $13,500.

Gregory's Boutique	Three-year lease expires June 30, 2007. Annual base rent $12,000.

Fred A. Fuller Appliances	Five-year lease expires February 28, 2008. Annual base rent $17,160.

Wilson's 5¢ to $1.00	Five-year lease expires January 31, 2005. Annual base rent $39,084.

Nichole's	Three-year lease expires June 30, 2006. Annual base rent $5,520.

Novelty Shop	Five-year lease expires March 31, 2008. Annual base rent $32,928.

POP Enterprises	Five-year lease expires March 31, 2008. Annual base rent $59,100.

The Great Escape	Five-year lease expires January 31, 2005; 16,000 square feet. Annual base rent $54,000.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Culinary Capers, Inc.	Three-year lease expires January 31, 2007. Annual base rent $10,200.

B & A Faxtax	Three-year lease expires May 30, 2006. Annual base rent $21,300.


F.	Pleasantburg Shopping Center (continued)

Principal Tenants	Lease Arrangements

JP Trading	Three-year lease expires October 31, 2006. Annual base rent $15,600.

LeCroy & Company	Two-year lease expires September 30, 2006. Annual base rent $4,200.

Pleasantburg Barber Shop	One-year lease expires November 30, 2005. Annual base rent $6,000.

King David Salon	Three-year lease expires July 31, 2006. Annual base rent $6,000.

Best Upholstering	Three-year lease expires December 31, 2005. Annual base rent $8,460.

Destiny Music	One-year lease expires January 31, 2005. Annual base rent $52,800.

Borderlands	Three-year lease expires January 31, 2006. Annual base rent $24,888.

Half Moon Outfitters	Three-year lease expires May 31, 2005. Annual base rent $32,328.

G.	Willard Oil property, I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006. Property taxes are paid by the tenant.

H.	BP Oil Station, I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.


I.	Laurens Road Property, Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2004--$2,582.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2007. Annual base rent $7,200.

Before-N-After Salon	Three-year lease expires July 31, 2006. Annual base rent - $7,800.

J.	Transit Drive Property, 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $39,540; three-year lease expires July 14, 2006; property taxes paid by tenant.

K.	Lesco, Inc., Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000.

L.	Tireama, Inc., 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2005; property taxes paid by tenant.

M.	Atlas Services, Inc., 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $81,600; ten-year lease expires January 12, 2005; property taxes paid by tenant.

N.	Atlas Services, Inc., Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

O.	TruGreen Chemlawn, 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2004 - $639,390; annual base rent - $100,500; eight-year lease expires November 14, 2007; property taxes paid by tenant.


P.	Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2004 - $1,643,742; property taxes for 2004--$48,544.

Principal Tenants	Lease Arrangements

American General Finance	Five-year lease expires May 31, 2006. Annual base rent $12,000.

Brenda's Boutique	Month-to-month rental. Annual base rent $11,220.

Hardee's Restaurant	Five-year lease expires December 30, 2009. Annual base rent $28,563.

Dixie Family Restaurant II	Four-year lease expires December 31, 2008. Annual base rent $22,200.

Little Caesar's Pizza	Three-year lease expires May 14, 2006. Annual base rent $19,680.

Great Wall	Five-year lease expires October 31, 2006. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires January 31, 2005. Annual base rent $22,524.

Annie's Great Place	Five-year lease expires March 31, 2009. Annual base rent $21,600.

Rims, USA	Six-month lease expires May 31, 2005. Annual base rent $3,600.

Royal Mortgage	Two-year lease expires January 31, 2005. Annual base rent $10,400.

Med Four LLC	Three-year lease expires November 30, 2006. Annual base rent $68,640.

On Deck Circle	Three-year lease expires August 30, 2006. Annual base rent $8,100.

L & B Discount Tobacco	Two-year lease expires October 31, 2006. Annual base rent $15,000.


Q.	Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2004--$831,115; property taxes for 2004--$26,440.

Principal Tenants	Lease Arrangements

Advance Auto	Five-year lease expires December 31, 2004; 6,574 square feet; annual base rent $39,444.

Ladies & Gents	Three-year lease expires July 31, 2007. 1,700 square feet; annual base rent $18,000.

Generation Gap	Five-year lease expires February 16, 2007; 1,700 square feet; annual base rent $12,132.

Goodwill Industries	One-year lease expires March 28, 2005; 3,500 square feet; annual base rent $24,000.

Aaron Rents	Three-year lease expires August 31, 2007; 7,512 square feet; annual base rent $31,944.

Sarah's Kitchen	Five-year lease expires January 31, 2009; 2,500 square feet; annual base rent $21,600.

Bell South	Year-to-year rental; annual base rent $900.

R.	The Sunshine House - 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,750 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2004 - $1,026,824; annual base rent - $114,000; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

S.	FedEx Ground Packaging - 135 FedEx Way, Greenville, South Carolina, 15.8 acres, five per cent undivided interest acquired in 2002; managed by TIC Properties, LLC, rent $24,097 annually.

T.	The Sunshine House - 3300 Targot Lane, Mt. Pleasant South Carolina; brick veneer building containing approximately 8,750 square feet located on 1.58 acres; acquired in 2003; mortgage balance at December 31, 2004 - $1,167,798; annual base rent - $128,713; twenty-year lease expires July 14, 2023; property taxes paid by tenant.

U.	Fred's Inc. - 2554 US Highway 25 South, Greenwood, South Carolina; brick and block building; 20,748 square feet; acquired in 2004; adequate parking; no mortgages or liens; seven- year lease expires September 30, 2010; annual base rent - $82,004; property taxes paid by tenant.

V.	Sawyer Electronics - 1210 Poinsett Highway, Greenville, South Carolina; brick, block and masonry building, 12,227 square feet; acquired in 2004; month-to-month lease; annual base rent - $18,000; property taxes for 2004 - $4,970.


W.	Nolan Printing Company - 1208 Poinsett Highway, Greenville, South Carolina; concrete and masonry building 3,900 square feet; acquired in 2004; three-year lease expires December 31, 2007; annual base rent - $9,600; property taxes for 2004 - $805.

X.	Ridgeview Center - 913 1/2 Main Street, Laurens, South Carolina; concrete block and masonry building containing approximately 33,395 square feet; mortgage balance as of December 31, 2004 - $1,586,094; property taxes for 2004 - $29,753.

Principal Tenants	Lease Arrangements

B C Moore & Sons	Fifteen-year lease expires January 10, 2012. Annual base rent - $81,965.

Check Into Cash	Five-year lease expires September 30, 2009. Annual base rent - $29,412.

Dollar Tree Store	Eight-year lease expires July 31, 2005. Annual base rent - $41,513.

Citi Financial	Ten-year lease expires July 31, 2008. Annual base rent - $21,000.

Hibbett Sporting Goods	Five-year lease expires January 31, 2008. Annual base rent - $46,000.

Cato Corporation	Five-year lease expires January 31, 2008. Annual base rent - $29,590.

Le Nails	Three-year lease expires July 31, 2006. Annual base rent - $17,500.


Item 3.	Legal Proceedings
There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

Part II

Item 5.	Market for Common Equity and Related Security Holder Matters
The information under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant under the various categories are as follows:

Fees	2004	2003

Audit Fees (1)	$24,300	$22,450

Audit - Related Fees	$ -	$3,050

Tax Fees (2)	$9,100	$7,100

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

PALMETTO REAL ESTATE TRUST

Date: May 12, 2005	by: /s/ James A. Boling, Sr. James A. Boling, Sr. Chairman of the Board of Trustees

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William J. Ables William J. Ables	President	May 12, 2005

/s/ Hunter Howard, Sr. Hunter Howard, Sr.	Vice- President	May 12, 2005

/s/ Melvin K. Younts Melvin K. Younts	Secretary	May 12, 2005

/s/ B. A. Franks B. A. Franks	Treasurer	May 12, 2005

/s/ Laney Younts Laney Younts	Trustee	May 12, 2005

/s/ Billy B. Huskey Billy B. Huskey	Trustee	May 12, 2005

/s/ Hunter Howard, Jr. Hunter Howard, Jr.	Trustee	May 12, 2005

/s/ R. Riggie Ridgeway R. Riggie Ridgeway	Trustee	May 12, 2005

/s/ Rudy Ables Rudy Ables	Trustee	May 12, 2005

/s/ James A. Boling, Jr. James A. Boling, Jr.	Trustee	May 12, 2005

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2005	/s/ James A. Boling, Sr. James A. Boling, Sr. Principal Executive Officer

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
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2005	/s/ Bill A. Franks Bill A. Franks Principal Financial Officer

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

By: Name: Title:	/s/ James A. Boling, Sr. James A. Boling, Sr. Principal Executive Officer

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

By: Name: Title:	/s/ Bill A. Franks Bill A. Franks Principal Financial Officer

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

/s/ Dixon Hughes PLLC

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


PALMETTO REAL ESTATE TRUST

BOARD OF TRUSTEES

December 31, 2004

OFFICERS

James A. Boling, Sr. Chairman of the Board of Trustees	C. Laney Younts Trustee

William J. Ables President	Billy B. Huskey Trustee

Hunter Howard, Sr. Vice President	Hunter Howard, Jr. Trustee

Melvin K. Younts Secretary	R. Riggie Ridgeway Trustee

Bill A. Franks Treasurer	Rudy Ables Trustee

James A. Boling, Jr. Trustee

INDEPENDENT AUDITORS

Dixon Hughes PLLC

GENERAL COUNSEL

Younts, Alford, Brown & Goodson
