Form 10QSB
period 2005-06-30
PALMETTO REAL ESTATE TRUST
filed 2005-12-28
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number:   000-00179

PALMETTO REAL ESTATE TRUST
(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of incorporation	(I.R.S. Employer Identification No.)

45 Liberty Lane
Greenville, South Carolina 29607
(Address of principal executive offices)

(864) 233-6007
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.      Yes           No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                               Yes           No  X

The number of outstanding shares of the issuer’s $1 Beneficial Interests on October 15, 2005 was 1,770,006.

Transitional Small Business Disclosure Format (check one):      Yes        No  X

EXPLANATORY NOTE

        This Form 10-QSB for the period ended June 30, 2005 was originally due to be filed with the SEC on August 14, 2005. As noted in a Form 12b-25 filed by the Trust with the SEC on August 15, 2005, the Trust was not able to file this Form 10-QSB in a timely manner because it was in the process of responding to a comment letter from the SEC regarding the accounting treatment of its properties. The comment letter related primarily to whether a portion of the cost of the properties should be allocated to in-place tenant leases rather than to the properties, which would consequently affect the amount of amortization and depreciation expense the Trust would recognize each year. In August 2005, the Trust engaged an independent accounting firm, Elliott Davis LLC, to assist with the analysis necessary to respond to the SEC inquiry. The Trust also submitted response letters to the SEC with proposed changes to its financial statements, and it has now resolved the SEC’s comments. As reflected in the following financial statements and accompanying notes, the Trust adopted SFAS 141 during the quarter ended June 30, 2005 and recorded intangible assets of $212,600, net of accumulated amortization of $57,100, as of June 30, 2005.

PART I – FINANCIAL STATEMENTS
Item 1.  Financial Statements

PALMETTO REAL ESTATE TRUST
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate investments, at cost:
Rental property, net of accumulated depreciation	$14,010,024	$14,336,849
Timberlands	14,864	24,864

Total real estate investments	14,024,888	14,361,713

Other assets:
Cash	501,321	340,817
Rent receivable	98,813	11,050
Prepaid expense	11,138	11,138
Note receivable	-	159,705
Intangible asset, net of accumulated amortization	212,591	-
Deferred loan expense, net of accumulated amortization	26,791	38,968

Total other assets	850,654	561,678

Total assets	$14,875,542	$14,923,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Line of credit	$-	$200,000
Mortgage notes payable	9,361,779	9,522,576
Accounts payable and accrued expenses	110,388	127,762

Total liabilities	9,472,167	9,850,338

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding	1,770,006	1,770,006
Capital surplus	498,734	498,734
Undistributed earnings	3,134,635	2,804,313

Total shareholders' equity	5,403,375	5,073,053

Total liabilities and shareholders' equity	$14,875,542	$14,923,391

        The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Rental income	$719,817	$541,822	$1,468,562	$1,062,053
Other income	25	15,711	234	20,664

Total income	719,842	557,533	1,468,796	1,082,717

Expenses:
Depreciation and amortization	149,350	95,486	252,802	183,643
Interest	138,486	135,172	254,491	241,937
Repairs and maintenance	22,585	21,333	48,851	63,645
Property taxes	52,896	51,000	105,792	102,458
General and administrative	73,868	77,706	115,836	124,751

Total expenses	437,185	380,697	777,772	716,434

Income from operations	282,657	176,836	691,024	366,283

Gain (loss) on sale of real estate	(10,000)	35,444	(10,000)	607,348

Income before income taxes	272,657	212,280	681,024	973,631

Income tax expense	6,900	1,000	14,400	2,000

Net income	265,757	211,280	666,624	971,631

Undistributed earnings, beginning	3,028,179	2,756,120	2,804,313	2,208,170

Dividends paid	(159,301)	(159,926)	(336,302)	(372,327)

Undistributed earnings, ending	$3,134,635	$2,807,474	$3,134,635	$2,807,474

Basic earnings per share of
beneficial interest	$0.15	$0.12	$0.38	$0.55

Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006

Cash dividends declared per share	$0.09	$0.09	$0.19	$0.21

        The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
Cash from Operating activities
Net income	$666,624	$971,631
Adjustments to reconcile net income to net cash provided by operating activities activities
Depreciation expense	183,526	174,043
Amortization of intangibles	57,100	-
Amortization of deferred expenses	12,176	9,600
Loss (gain) on sale of real estate	10,000	(607,348)
Changes in accounts:
Rent receivable	(87,763)	(9,240)
Prepaid expense	-	2,000
Accounts payable and accrued expenses	(17,374)	(17,041)
Net cash provided by operating activities	824,289	523,645

Cash from investing activities
Property additions and improvements	(126,391)	(3,182,272)
Restricted cash	-	965,437
Proceeds from sale of property	-	607,348
Collections on mortgage notes receivable	159,705	2,722
Net cash provided by (used for) investing activities	33,314	(1,606,765)

Cash from financing activities
Repayments on line of credit	(200,000)	-
Principal payments on long-term debt	(160,797)	(143,039)
Loan costs associated with new debt	-	(5,281)
Proceeds from long-term debt	-	1,600,000
Payment of dividends	(336,302)	(372,327)
Net cash provided by (used for) financing activities	(697,099)	1,079,353
Net increase (decrease) in cash	160,504	(3,767)

Cash, beginning of period	340,817	300,662

Cash, end of period	$501,321	$296,895

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2005

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Organization

Palmetto Real Estate Trust (the “Trust”) has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development and rental of various properties throughout South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Investments in Rental Property

Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists as of June 30, 2005.

Deferred Loan Expense

Costs associated with obtaining financings are amortized over the life of their respective loans.

Earnings Per Share

The Trust computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (as amended), Earnings Per Share.

Basic earnings per share are computed by dividing earnings available to shareholders by the weighted average number of shares outstanding during the period, which was 1,770,006. There are no dilutive securities outstanding.

Acquisitions

The Trust applies Statement of Financial Accounting Standards No. 141, Business Combinations, for property acquisitions. Pursuant to SFAS 141, the purchase price of a property is allocated to the property’s assets based upon estimates of fair value. The determination of the fair value of intangible assets requires estimates to be made by the Trust and considers many factors, including characteristics of the property being acquired. Characteristics the Trust looks for in properties to allocate purchase price include an appraisal, the capitalization rate of the property, the geographical location and physical appearance of the property, the nature of the tenant bases, current economic conditions at the local, state and federal level, the credit quality of the existing tenants in the property, existing business relationships and expectations of lease renewals.

The considerations above are used to make judgments allocating the purchase price of properties to the physical assets (land, building and building improvements) as well as to determine the value of any intangible assets including: (i) the value of in-place leases, (ii) the intangible value of any above or below market leases at the acquisition date and (iii) any estimated tenant relationship value.

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

The value of in-place leases is estimated using judgments of costs avoided in originating leases comparable to the acquired in-place leases, as well as considering the value associated with potential lost revenue during the assumed lease-up period. Consideration is also given to the credit quality of the existing leases and lease terms, as well as lease renewal expectations. The type of property is considered as well in determining the fair value of in-place leases. The value of in-place leases is amortized over the estimated weighted-average remaining lease terms.

Above-market and below-market in-place lease values are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) estimates of fair market value lease rates for the comparable in-place leases. The value of the above-market and below-market leases is amortized over the estimated weighted average remaining lease terms.

The value of customer relationships assigned to intangibles is based upon management’s evaluation of the specific characteristics of each tenant’s lease and the Trust’s relationship with the respective tenant. Such characteristics include the tenant’s credit quality, the Trust’s expectation of lease renewals and any existing business relationships.

The Trust adopted SFAS 141 during the quarter ended June 30, 2005 and recorded total intangible assets of approximately $212,600, net of accumulated amortization of $57,100, as of June 30, 2005. The intangible assets relate to the value of in-place leases from the Trust’s 2004 acquisitions of Ridgeview Center (Laurens, SC) and Fred’s Inc. (Greenwood, SC) and the Trust’s 2003 acquisition of Sunshine House (Mt. Pleasant, SC). The intangible assets assigned to Ridgeview Center and Fred’s, Inc. was approximately $120,300 and $36,800, respectively, and accumulated amortization at June 30, 2005 for Ridgeview Center and Fred’s, Inc. were $37,200 and $6,700, respectively. The intangible asset allocated to Sunshine House was $112,500 and accumulated amortization at June 30, 2005 was $13,100.

Income Taxes

The Trust files its tax return under Sections 856-858 of the Internal Revenue Code and the applicable state laws as a real estate investment trust, and makes distributions to its shareholders of its real estate trust taxable income. As a qualified real estate investment trust, distribution of the Trust’s taxable income and capital gains is taxed at the shareholder level. The Trust is required to distribute at least 85% of its taxable income other than capital gains to maintain its tax status. To avoid additional excise tax, an amount equal to the sum of 85% of ordinary income and 95% of capital gains must be distributed in the year it is earned. Differences in income for financial reporting and tax reporting result from utilization of different methods of calculating depreciation and differences in reporting gains on the sale of real estate.

Cash and cash equivalents

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

Revenue Recognition

Minimum rental income is recognized on a straight-line basis over the term of each lease. Unpaid rents are included in rent receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes and insurance. All rent and other receivables from tenants are due from commercial building tenants located in the properties. The Trust recorded approximately $94,500 in rental income during the quarter ended June 30, 2005 to recognize its leases on a straight-line basis.

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Trust.

Results of Operations

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

The Trust’s rental income for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 increased approximately $407,000. The increase is primarily due to the Trust realizing six months of rental income in 2005 compared to two months in 2004 on two properties the Trust acquired during the second quarter of 2004. The Trust purchased two properties in April and May 2004 that contributed approximately $179,000 in rental income for the six months ended June 30, 2005 compared to $36,000 for the six months ended June 30, 2004, an increase of $143,000. The Trust recognized an additional $95,000 in rental income during the six months ended June 30, 2005 to account for four leases on a straight-line basis. The Trust did not recognize these leases on a straight-line basis for the period ended June 30, 2004. The Trust also recognized $82,000 during the six months ended June 30, 2005 in additional rental income resulting from a billing discrepancy with a tenant. The remaining increase in rental income compared to 2004 was due to the Trust’s renewal of certain leases for the six months ended June 30, 2005.

Depreciation and amortization expense increased approximately $69,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Of this amount, approximately $57,100 related to the amortization of intangible assets. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense increased due to the Trust having a full six months of depreciation expense in 2005 on two properties the Trust acquired during the second quarter of 2004.

Interest expense increased approximately $13,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This was attributed to the Trust incurring six months of interest expense on the two acquisitions the Trust completed in the second quarter of 2004.

Repairs and maintenance expense declined approximately $15,000 for the six months ended June 30, 2005 compared to same period in 2004. The primary reason for the decline was that the Trust incurred plumbing and roofing expenses in 2004 and no similar expenses in 2005.

General and administrative expenses declined approximately $9,000 due to a decrease in professional fees and services.

Gain (loss) on the sale of real estate result decreased approximately $617,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The Trust sold properties in 2004 that resulted in a net gain of approximately $607,000 while in 2005 the Trust incurred a $10,000 loss.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

The Trust’s rental income for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 increased approximately $178,000. The increase is primarily due to the Trust realizing three months of rental income in 2005 compared to two months in 2004 on two properties the Trust acquired during the second quarter of 2004. The Trust purchased two properties in April and May 2004 that contributed approximately $87,000 in rental income for the three months ended June 30, 2005 compared to $36,000 for the three months ended June 30, 2004, an increase of $51,000. The Trust recognized an additional $95,000 to rental income during the three months ended June 30, 2005 to account for four leases on a straight-line basis. The Trust did not recognize these leases on a straight-line basis for the period ended June 30, 2004.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Depreciation and amortization expense increased approximately $54,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Of this amount, approximately $57,100 related to the amortization of intangible assets. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense decreased due to the Trust allocating a portion of the purchase price from its 2004 and 2003 acquisitions to intangibles from buildings and buildings and improvements thereby resulting in a decrease in depreciation for the three months ended June 30, 2005.

Interest, repairs and maintenance, property taxes and general and administrative expenses for the three months ended June 30, 2005 were comparable to the three months ended June 30, 2004.

The Trust incurred a loss on real estate of approximating $10,000 for the three months ended June 30, 2005 while the Trust recognized a gain on the sale of real estate for the three months ended June 30, 2004.

Liquidity and Capital Resources

Cash as of June 30, 2005 was approximately $501,000, an increase of approximately $160,000 from the balance of $341,000 as of December 31, 2004.

Net cash provided by operating activities was approximately $824,000 for the six months ended June 30, 2005 compared to cash provided by operating activities of approximately $524,000 for the six months ended June 30, 2004. The increase is due to the increase in income from operations.

Net cash provided by investing activities was approximately $33,000 for the six months ended June 30, 2005 compared to net cash used in investing activities approximating $1,607,000 for the six months ended June 30, 2004. The primary change was due to the Trust acquiring two properties in 2004 while the Trust has made no acquisitions during 2005.

Net cash used in financing activities was approximated $697,000 for the six months ended June 30, 2005 compared to net cash provided by financing activities approximating $1,079,000 for the six months ended June 30, 2004. The primary variance being that the Trust realized proceeds from long-term borrowings in 2004 while in 2005 the Trust paid off its line of credit and did not incur additional borrowings.

Management believes the Trust’s current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2005.

Item 3.  Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

        There are no pending legal proceedings to which we are a party or to which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        There was one matter submitted to a vote of security holders during the three months ended June 30, 2005 at our annual meeting of shareholders held on May 26, 2005.

        Prior to the annual meeting, our board of trustees consisted of eleven members whose terms of office expire at each annual meeting of shareholders. Immediately prior to the annual meeting, the Trust accepted the resignation of James A. Boling, who was resigning from the board due to health issues. The size of the board was reduced to ten trustees. William J. Ables was appointed as the new chairman of the board to replace Mr. Boling. Mr. Boling was given the honorary title of Chairman Emeritus. The current trustees are William J. Ables, S. Hunter Howard, Sr., Melvin K. Younts, Hunter Howard, Jr., Billy B. Huskey, R. Riggie Ridgeway, C. Laney Younts, Bill Franks, James A. Boling, Jr., and Rudy Ables. Each of the existing trustees were re-elected at the annual meeting for a one-year term expiring at the 2006 annual meeting of shareholders. For Mr. S. Hunter Howard, Sr., 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. Hunter Howard, Jr., 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. Bill Franks, 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. Billy B. Huskey , 1,769,106 votes were cast in favor of his reelection as trustee with 2,100 abstained. For Mr. R. Riggie Ridgeway, 1,769,106 votes were cast in favor of his reelection as trustee with 2,100 abstained. For Mr. C. Laney Younts, 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. William J. Ables, 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. James A. Boling, Jr., 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. Melvin K. Younts, 1,769,606 votes were cast in favor of his reelection as trustee with 1,600 abstained. For Mr. Rudy Ables, 1,769,106 votes were cast in favor of his reelection as trustee with 2,100 abstained. There were no votes cast against any of the nine trustees who were reelected.

        In addition, the security holders of the company ratified the appointment of Dixon Hughes PLLC, as independent accountants for the year ending December 31, 2005.

Item 5.  Other Information

        On May 26, 2005, Mr. James A. Boling resigned from his position as trustee of the company. There were no disagreements between Mr. Boling and the company that led to Mr. Boling’s resignation. No successor to Mr. Boling has been elected at this time, and the company does not anticipate filling the vacancy on the board of trustees caused by Mr. Boling’s resignation.

Item 6.  Exhibits.

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST
Date: December 27, 2005	By: /s/ William J. Ables William J. Ables Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31.1                     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                     Rule 13a-14(a) Certification of the Principal Financial Officer.

32                        Section 1350 Certifications.