Form 10QSB
period 2005-09-30
PALMETTO REAL ESTATE TRUST
filed 2006-02-14
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number:   000-00179

PALMETTO REAL ESTATE TRUST

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of incorporation	(I.R.S. Employer Identification No.)

45 Liberty Lane

Greenville, South Carolina 29607

(Address of principal executive offices)

(864) 233-6007

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒     No   ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐       No    ☒

The number of outstanding shares of the issuer’s $1 Beneficial Interests on February 6, 2006 was 1,770,006.

Transitional Small Business Disclosure Format (check one):      Yes   ☐       No   ☒

EXPLANATORY NOTE

This Form 10-QSB for the period ended September 30, 2005 was originally due to be filed with the SEC on November 14, 2005. As noted in a Form 12b-25 filed by the Trust with the SEC on November 15, 2005, the Trust was not able to file this Form 10-QSB in a timely manner because it was in the process of responding to a comment letter from the SEC regarding the accounting treatment of its properties. The comment letter, which affected the Trust’s Form 10-QSB filings for both the period ended June 30, 2005 and the period ended September 30, 2005, related primarily to whether a portion of the cost of the properties should be allocated to in-place tenant leases rather than to the properties, which would consequently affect the amount of amortization and depreciation expense the Trust would recognize each year. In August 2005, the Trust engaged an independent accounting firm, Elliott Davis LLC, to assist with the analysis necessary to respond to the SEC inquiry. The Trust also submitted response letters to the SEC with proposed changes to its financial statements, and it has now resolved the SEC’s comments.  The Trust filed the Form 10-QSB for the period ended June 30, 2005 on December 28, 2005.  As reflected in the financial statements and accompanying notes in that filing, the Trust adopted SFAS 141 as of April 1, 2005 and recorded intangible assets of $212,600, net of accumulated amortization of $57,100, as of April 1, 2005.

PART I - FINANCIAL STATEMENTS

 Item 1.  Financial Statements

PALMETTO REAL ESTATE TRUST

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate investments, at cost:
Rental property, net of accumulated depreciation	$13,920,302	$14,336,849
Timberlands	14,864	24,864

Total real estate investments	13,935,166	14,361,713

Other assets:
Cash	639,446	340,817
Rent receivable	99,035	11,050
Prepaid expense	—	11,138
Note receivable	—	159,705
Intangible asset, net of accumulated amortization	201,098	—
Deferred loan expense, net of accumulated amortization	21,819	38,968

Total other assets	961,398	561,678

Total assets	$14,896,564	$14,923,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$200,000
Mortgage notes payable	9,281,602	9,522,576
Accounts payable and accrued expenses	175,669	127,762

Total liabilities	9,457,271	9,850,338

Shareholders’ equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006	1,770,006
Capital surplus	498,734	498,734
Undistributed earnings	3,170,553	2,804,313

Total shareholders’ equity	5,439,293	5,073,053

Total liabilities and shareholders’ equity	$14,896,564	$14,923,391

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST

STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Part I – FINANCIAL INFORMATION

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Rental income	$600,378	$586,656	$2,068,940	$1,648,709
Other income	70	2,213	304	22,877

Total income	600,448	588,869	2,069,244	1,671,586

Expenses:
Depreciation and amortization	111,876	99,880	364,678	283,523
Interest	140,430	145,321	394,921	387,258
Repairs and maintenance	24,832	23,796	73,683	87,441
Property taxes	52,896	53,394	158,688	155,852
General and administrative	68,195	52,785	184,031	177,536

Total expenses	398,229	375,176	1,176,001	1,091,610

Income from operations	202,219	213,693	893,243	579,976

Gain (loss) on sale of real estate	—	—	(10,000)	607,348

Income before income taxes	202,219	213,693	883,243	1,187,324

Income tax expense	7,000	13,088	21,400	15,088

Net income	195,219	200,605	861,843	1,172,236

Undistributed earnings, beginning	3,134,635	2,807,474	2,804,313	2,208,170

Dividends paid	(159,301)	(159,303)	(495,603)	(531,630)

Undistributed earnings, ending	$3,170,553	$2,848,776	$3,170,553	$2,848,776

Basic earnings per share of beneficial interest	$0.11	$0.11	$0.49	$0.66

Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006

Cash dividends declared per share	$0.09	$0.09	$0.28	$0.30

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30
	2004	2005
	(Unaudited)
Cash from Operating activities
Net income	$861,843	$1,172,236
Adjustments to reconcile net income to net cash provided by operating activities activities
Depreciation expense	278,936	268,672
Amortization of intangibles	68,593	—
Amortization of deferred expenses	17,149	14,851
Loss (gain) on sale of real estate	10,000	(607,348)
Changes in accounts:
Rent receivable	(87,985)	(6,696)
Prepaid expense	11,138	6,732
Accounts payable and accrued expenses	47,907	55,416
Net cash provided by operating activities	1,207,581	903,863

Cash from investing activities
Property additions and improvements	(132,080)	(3,566,712)
Restricted cash	—	1,143,457
Proceeds from sale of property	—	607,348
Collections on mortgage notes receivable	159,705	3,831
Net cash provided by (used for) investing activities	27,625	(1,812,076)

Cash from financing activities
Repayments on line of credit	(200,000)	—
Principal payments on long-term debt	(240,974)	(221,092)
Loan costs associated with new debt	—	(8,628)
Proceeds from long-term debt	—	1,800,000
Payment of dividends	(495,603)	(531,630)
Net cash provided by (used for) financing activities	(936,577)	1,038,650
Net increase (decrease) in cash	298,629	130,437

Cash, beginning of period	340,817	300,662

Cash, end of period	$639,446	$431,099

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST

NOTES TO FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2005

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Investments in Rental Property

Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists as of September 30, 2005.

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

The Trust adopted SFAS 141 as of April 1, 2005 and recorded total intangible assets of approximately $212,600, net of accumulated amortization of $57,100, as of June 30, 2005. The intangible assets relate to the value of in-place leases from the Trust’s 2004 acquisitions of Ridgeview Center (Laurens, SC) and Fred’s Inc. (Greenwood, SC) and the Trust’s 2003 acquisition of Sunshine House (Mt. Pleasant, SC). At September 30, 2005, intangible assets approximated $201,000, net of accumulated amortization of $68,600. The intangible assets assigned to Ridgeview Center and Fred’s, Inc. was approximately $120,300 and $36,800, respectively, and accumulated amortization at September 30, 2005 for Ridgeview Center and Fred’s, Inc. were $45,900 and $8,100, respectively. The intangible asset allocated to Sunshine House was $112,500 and accumulated amortization at September 30, 2005 was $14,600.

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

Results of Operations

Nine months ended September 30, 2005 compared to the nine  months ended September 30, 2004

The Trust’s rental income for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 increased approximately $420,000. The increase is primarily due to the Trust realizing nine months of rental income in 2005 compared to five months in 2004 on two properties the Trust acquired during the second quarter of 2004. The Trust purchased two properties in April and May 2004 that contributed approximately $252,000 in rental income for the nine months ended September 30, 2005 compared to $118,000 for the nine months ended September 30, 2004, an increase of $134,000. The increase in rental income is also attributable to the Trust realizing nine months of rental income in 2005 on a property the Trust acquired in September 2004; an increase in rental income of approximately $21,000. The Trust recognized an additional $95,000 in rental income during the nine months ended September 30, 2005 to account for four leases on a straight-line basis. The Trust did not recognize these leases on a straight-line basis for the period ended September 30, 2004. The Trust also recognized $82,000 during the nine months ended September 30, 2005 in additional rental income resulting from a billing discrepancy with a tenant. The remaining increase in rental income compared to 2004 was due to the Trust’s renewal of certain leases for the nine months ended September 30, 2005.

Depreciation and amortization expense increased approximately $81,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Of this amount, approximately $68,600 related to the amortization of intangible assets. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense increased due to the Trust having a full nine months of depreciation expense in 2005 on two properties the Trust acquired during the second quarter of 2004.

Interest expense increased approximately $7,700 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was attributed to the Trust incurring nine months of interest expense on the two acquisitions the Trust completed in the second quarter of 2004.

Repairs and maintenance expense declined approximately $14,000 for the nine months ended September 30, 2005 compared to same period in 2004. The primary reason for the decline was that the Trust incurred plumbing and roofing expenses in 2004 and no similar expenses in 2005.

General and administrative expenses increased approximately $6,000 due to an increase in insurance expense.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Gain (loss) on the sale of real estate result decreased approximately $617,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The Trust sold properties in 2004 that resulted in a net gain of approximately $607,000 while in 2005 the Trust incurred a $10,000 loss.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

The Trust’s rental income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 increased approximately $14,000. The increase is primarily due to the Trust realizing three months of rental income in 2005 compared to no rental income in 2004 on one property the Trust acquired during the third quarter of 2004. The Trust purchased one property in September 2004 that contributed approximately $7,000 rental income for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004, an increase of $7,000.

Depreciation and amortization expense increased approximately $12,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Of this amount, approximately $11,000 related to the amortization of intangible assets. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense decreased due to the Trust allocating a portion of the purchase price from its 2004 and 2003 acquisitions to intangibles from buildings and buildings and improvements thereby resulting in a decrease in depreciation for the three months ended September 30, 2005.

Interest, repairs and maintenance, property taxes and general and administrative expenses for the three months ended September 30, 2005 were comparable to the three months ended September 30, 2004.

Liquidity and Capital Resources

Cash as of September 30, 2005 was approximately $639,000, an increase of approximately $298,000 from the balance of $341,000 as of December 31, 2004.

Net cash provided by operating activities was approximately $1,207,000 for the nine months ended September 30, 2005 compared to cash provided by operating activities of approximately $904,000 for the nine months ended September 30, 2004. The increase is due to the increase in income from operations.

Net cash provided by investing activities was approximately $28,000 for the nine months ended September 30, 2005 compared to net cash used in investing activities approximating $1,812,000 for the nine months ended September 30, 2004. The primary change was due to the Trust acquiring two properties in 2004 while the Trust has made no acquisitions during 2005.

Net cash used in financing activities was approximately $937,000 for the nine months ended September 30, 2005 compared to net cash provided by financing activities approximating $1,039,000 for the nine months ended September 30, 2004. The primary variance being that the Trust realized proceeds from long-term borrowings in 2004 while in 2005 the Trust paid off its line of credit and did not incur additional borrowings.

Management believes the Trust’s current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2005.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, the Trust did engage an independent accounting firm to help strengthen the Trust’s internal controls over its financial reporting during the fiscal quarter ended September 30, 2005.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On December 22, 2005, Mr. S. Hunter Howard, Sr., a trustee of the Trust, died. No successor to Mr. Howard has been elected at this time, and the Trust does not anticipate filling the vacancy on the board of trustees caused by Mr. Howard’s death.

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

PALMETTO REAL ESTATE TRUST

Date: February 8, 2006	By:	/s/ William J. Ables
William J. Ables
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.