Form 10KSB
period 2005-12-31
PALMETTO REAL ESTATE TRUST
filed 2006-04-13
CIK 75894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report Under Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year Ended: December 31, 2005.

☐	Transition Report Under Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934
For the Transition Period from to

Commission file number 000-00179

Palmetto Real Estate Trust

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of Incorporation)	(I.R.S. Employer Identification No.)

45 Liberty Lane, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

(864) 233-6007

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.                                                                                                                                        Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                                          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                       Yes  ☐     No  ☒

The issuer’s revenue for its most recent fiscal year was $2,666,470. As of March 30, 2006, 1,770,006 shares of Beneficial Interest were issued and outstanding.

The estimated aggregate market value of the Shares of Beneficial Interest held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Trust on  March 30, 2006 was $3,077,712. Because there is not an active trading market of Shares of Beneficial Interest, we have used our book value of $4.50 as of March 30, 2006 to calculate our public float.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5-7)
Year Ended December 31, 2005

Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III (Items 9-12)
to be held on May 25, 2006

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

Item 1. Description of Business

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

In general

Palmetto Real Estate Trust (the “Trust”) was organized in 1972 as a qualified real estate investment trust, otherwise known as a REIT, under the Internal Revenue Code, Section 856, as amended, and the applicable state laws of the State of South Carolina.

The principal office of the Trust is located in Greenville, South Carolina, and the managing agent of the Trust is Ted LeCroy. Prior to its formation in 1972, the Trust was known as Palmetto Industrial Corporation. The ownership of the equitable interest in the Trust is evidenced by shares of beneficial interest. At December 31, 2005, there were 1,770,006 shares of beneficial interest issued and outstanding.

The primary business of the Trust is the ownership, development, and rental of various commercial properties for restaurants, department stores, convenience food stores, grocery stores, and various other retail establishments. The  Trust owns and leases commercial properties throughout South Carolina with a substantial majority located in the Greenville, South Carolina area. The Trust’s intention is to continue investing in profitable commercial properties for suitable tenants.

The Trust derives more than 98 percent of its gross income from rents received on leases with terms ranging up to twenty years with many including renewal options ranging from one to five years.

The leases do not require the Trust to furnish any services to tenants. The Trust has no full-time employees and is engaged in no lines of business other than real estate investments. The Trust does not intend at present to purchase property primarily for resale. The Trust is not involved in any type of research or development activities, and is not affiliated with any foreign corporation.

RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Palmetto Real Estate Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that if our commercial properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our commercial properties:

•                  downturns in the national, regional and local economic climate;

•                  competition from similar asset type properties;

•                  local real estate market conditions, such as oversupply or reduction in demand for office or retail properties;

•                  changes in interest rates and availability of financing;

•                  vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•                  increased operating costs, including insurance premiums, utilities and real estate taxes;

•                  inflation;

•                  weather conditions;

•                  consumer confidence, unemployment rates, and consumer tastes and preferences;

•                  civil disturbances, natural disasters, terrorist acts or acts of war may result in uninsured or underinsured losses;

•                  significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property; and

•                  the economic health of our tenants and ability to collect rents from tenants.

We are dependent upon the economic climate of certain markets in South Carolina, particularly the greater Greenville, South Carolina market.

A significant number of our properties are located in the greater Greenville, South Carolina area. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect on our results of operations.

We face risks associated with property acquisitions.

We intend to continue to acquire properties which would continue to increase our size and could alter our capital structure. Our acquisition activities and success may be exposed to the following risks:

•                  we may be unable to acquire a desired property because of competition from other real estate investors, including publicly traded real estate investment trusts, institutional investment funds and private investors;

•                  even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable;

•                  competition from other real estate investors may significantly increase the purchase price;

•                  we may be unable to finance acquisitions on favorable terms;

•                  acquired properties may fail to perform as we expected in analyzing our investments; and

•                  our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate.

We may acquire properties subject to liabilities and without recourse, or with limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle the liability, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons dealing with the former owners of the properties;

•                  liabilities incurred in the ordinary course of business; and

•                  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We face potential difficulties or delays renewing leases or re-leasing space.

From 2006 through 2010, 68 of our 81 leases on our commercial properties will expire. Twenty-five leases will expire in 2006, eleven in 2007, sixteen in 2008, ten in 2009 and five in 2010. We also have seven month-to-month leases and one year-to-year lease. We derive substantially all of our income from rent received from tenants. Also, when our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. Although we have not experienced material losses from tenant bankruptcies or insolvencies in the past, a major tenant could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.

Our properties face significant competition.

We face significant competition from developers, owners and operators of office, retail and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Compliance or failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including commercial properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the Federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders. We may also incur significant costs complying with other regulations. Our properties are subject to various Federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our cash flow and results from operations.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2006. There are other types of losses, such as from acts of war or terror or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

Also, we have to renew our policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition.

Potential liability for environmental contamination could result in substantial costs.

Under Federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow, because:

•                  as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•                  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•                  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•                  governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

•                  properly manage and maintain the asbestos;

•                  notify and train those who may come into contact with asbestos; and

•                  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, Federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for mold, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•                  the environmental assessments and updates did not identify all potential environmental liabilities;

•                  a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•                  new environmental liabilities have developed since the environmental assessments were conducted; and

•                  future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability to us.

The costs of being an SEC registered company are proportionately higher for small companies such as us because of the requirements imposed by the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our Trust. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability.

We face risks associated with the use of debt to fund acquisitions, including refinancing risk.

We rely on borrowings under our credit facilities to finance acquisitions and for working capital. If we were unable to borrow under our credit facilities, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely affected.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Rising interest rates would increase our interest costs.

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks including other parties to the agreements not performing or that the agreements may be unenforceable.

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

If we fail to qualify as a REIT for Federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT.

If we fail to qualify as a REIT we could face serious tax consequences that could substantially reduce the funds available for payment of dividends for each of the years involved because:

•                  we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and could be subject to federal income tax at regular corporate rates;

•                  we also could be subject to the Federal alternative minimum tax and possibly increased state and local taxes;

•                  unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified; and

•                  all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as “qualified dividends” subject to the 15% income tax rate.

In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and could adversely affect the value of our shares.

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares, many of which are beyond our control. These factors include:

•                  level of institutional interest in us;

•                  perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•                  attractiveness of securities of REITs in comparison to other companies taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•                  our financial condition and performance;

•                  the market’s perception of our growth potential and potential future cash dividends;

•                  government action or regulation, including changes in tax law;

•                  increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares; and

•                  relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

Item 2. Description of Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management’s opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.

Speedy Cash of SC - 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date—1966; no mortgages or liens; three-year lease expires November 30, 2007. Annual base rent $10,560; property taxes for 2005—$1,902.

B.

Rent Smart, Inc. - 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet—acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2008; property taxes for 2005—$5,729.

C.

Jones Auto Detail - Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date—1970; no mortgages or liens; month-to-month rental; annual base rent $3,996; property taxes for 2005—$1,376.

D.

Enigma Spinx (retail convenience store and service station) - Haywood—Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2005—$494,432; fifteen-year lease expires May 31, 2008; annual lease payments of $134,400; property taxes are paid by tenant.

E.	Venture Park - Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2005—$4,093.

Principal Tenants	Lease Arrangements

Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $16,800.

Jaguar South	One-year lease expires May 31, 2006. Annual base rent $10,800.

F.

Pleasantburg Shopping Center - Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2005—$2,055,781; collateral for line of credit available balance of $200,000; property taxes for 2005 — $72,769.

Principal Tenants	Lease Arrangements

Book Rack	Three year lease expires May 31, 2008. Annual base rent $10,080.

The Open Book	Three-year lease expires September 30, 2008; 16,000 square feet. Annual base rent $80,520.

Alpha Beauty School	Five-year lease expires May 31, 2009. Annual base rent $16,488.

Olan Mills Studio	One-year lease expires April 30, 2006. Annual base rent $8,100.

Salon 24	Two year lease expires March 31, 2007. Annual base rent $7,500.

Emerson Studio	Month-to-month lease. Annual base rent $6,000.

Pleasantburg Shoe Service	Three-year lease expires January 31, 2009. Annual base rent $5,580.

SharMari Hair Extraordinaire	Three-year lease expires January 31, 2009. Annual base rent $5,700.

B-Unique Barber	Three-year lease expires January 31, 2009. Annual base rent $13,500.

Gregory’s Boutique	Three-year lease expires June 30, 2007. Annual base rent $12,000.

Fred A. Fuller Appliances	Five-year lease expires February 28, 2008. Annual base rent $17,160.

Wilson’s 5 ¢ to $1.00	Five-year lease expires January 31, 2010. Annual base rent $45,456.

Nichole’s	Three-year lease expires June 30, 2006. Annual base rent $5,520.

Novelty Shop	Five-year lease expires March 31, 2008. Annual base rent $32,928.

POP Enterprises	Five-year lease expires March 31, 2008. Annual base rent $59,100.

The Great Escape	Five-year lease expires January 31, 2010; 16,000 square feet. Annual base rent $57,276.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Culinary Capers, Inc.	Three-year lease expires January 31, 2007. Annual base rent $10,200.

B & A Fasttax	Three-year lease expires May 31, 2006. Annual base rent $21,300.

Cleaning Services	One year lease expires September 30, 2006. Annual base rent $7,800.

Fowler Boy Fashions	One year lease expires May 31, 2006. Annual base rent $7,800.

JP Trading	Three-year lease expires October 31, 2006. Annual base rent $15,600.

LeCroy & Company	Two-year lease expires September 30, 2006. Annual base rent $4,200.

Pleasantburg Barber Shop	One-year lease expires December 31, 2006. Annual base rent $6,480.

King David Salon	Three-year lease expires July 31, 2006. Annual base rent $6,000.

Best Upholstering	Three-year lease expires December 31, 2008. Annual base rent $8,460.

Destiny Music	Three-year lease expires January 31, 2008. Annual base rent $52,800.

Borderlands	Three-year lease expires January 31, 2009. Annual base rent $24,888.

Half Moon Outfitters	Three-year lease expires May 31, 2008. Annual base rent $34,800.

G.

Lil Cricket Food Stores property - I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006; property taxes paid by the tenant.

H.

BP Oil Station - I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.

I.

Laurens Road Property - Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2005—$2,610.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2007. Annual base rent $7,200.

Before-N-After Salon	Three-year lease expires July 31, 2006. Annual base rent $7,800.

La Alegria	Two year lease expires March 31, 2006. Annual base rent $10,800.

J.

Transit Drive Property - 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $39,540; three-year lease expires July 14, 2006; property taxes paid by tenant.

K.

Lesco, Inc. - Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000; property taxes for 2005—$4,010.

L.

Tireama, Inc. - 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2010; property taxes for 2005—$6,322.

M.

Atlas Services, Inc. - 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $82,800; three-year lease expires January 31, 2008; property taxes paid by tenant.

N.

Atlas Services, Inc. - Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

O.

TruGreen Chemlawn - 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2005 - $610,590; annual base rent - $100,500; eight-year lease expires November 14, 2007; property taxes paid by tenant.

P.

Taylors Point Shopping Center - Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2005 - $1,567,428; property taxes for 2005—$49,233.

Principal Tenants	Lease Arrangements

Brenda’s Boutique	Month-to-month rental. Annual base rent $11,220.

Red Rocket Fireworks	Five-year lease expires April30, 2009. Annual base rent of $57,600.

Hardee’s Restaurant	Five-year lease expires December 29, 2009. Annual base rent $28,560.

Dixie Family Restaurant II	Four-year lease expires December 31, 2008. Annual base rent $22,200.

Little Caesar’s Pizza	Three-year lease expires May 14, 2006. Annual base rent $19,680.

Great Wall	Five-year lease expires October 31, 2006. Annual base rent $16,800.

TCBY Yogurt	Five-year lease expires December 31, 2010. Annual base rent $22,920.

Annie’s Great Place	Five-year lease expires March 31, 2008. Annual base rent $21,600.

KT Pebbles	One-year lease expires May 31, 2006. Annual base rent $6,125.

Med Four LLC	Three-year lease expires November 30, 2006. Annual base rent $70,020.

On Deck Circle	Three-year lease expires August 30, 2006. Annual base rent $8,100.

L & B Discount Tobacco	Two-year lease expires October 31, 2006. Annual base rent $15,000.

Tiki Tan	One year lease expires May 31, 2006. Annual base rent $10,500.

RIMS USA	Month-to-month rental. Annual base rent $33,600.

Wendy G Lingerie	One year lease expires September 30, 2006. Annual base rent $10,500.

Q.

Potomac Place Shopping Center - 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2005—$795,115; property taxes for 2005—$26,654.

Principal Tenants	Lease Arrangements

Goodwill Industries	Three-year lease expires November 30, 2008; 6,574 square feet; annual base rent $47,568.

Ladies & Gents	Three-year lease expires July 31, 2007. 1,700 square feet; annual base rent $16,200.

Generation Gap	Five-year lease expires February 16, 2007; 1,700 square feet; annual base rent $12,132.

Aaron Rents	Three-year lease expires August 31, 2007; 7,512 square feet; annual base rent $31,944.

Sarah’s Kitchen	Five-year lease expires January 31, 2009; 2,500 square feet; annual base rent $21,600.

Bell South	Year-to-year rental; annual base rent $900.

R.

The Sunshine House - 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,750 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2005 - $978,247; annual base rent - $126,876; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

S.

FedEx Ground Packaging - 135 FedEx Way, Greenville, South Carolina, 15.8 acres, five per cent undivided interest acquired in 2002; managed by TIC Properties, LLC; annual base rent - $24,097; ten-year lease expiring April 15, 2012.

T.

The Sunshine House - 3300 Targot Lane, Mt. Pleasant South Carolina; brick veneer building containing approximately 8,750 square feet located on 1.58 acres; acquired in 2003; mortgage balance at December 31, 2005 - $1,139,776; annual base rent - $128,713; twenty-year lease expires July 14, 2023; property taxes paid by tenant.

U.

Fred’s Inc. - 2554 US Highway 25 South, Greenwood, South Carolina; brick and block building; 20,748 square feet; acquired in 2004; adequate parking; no mortgages or liens; seven- year lease expires September 30, 2010; annual base rent - $82,004; property taxes paid by tenant.

V.

Sawyer Electronics - 1210 Poinsett Highway, Greenville, South Carolina; brick, block and masonry building, 12,227 square feet; acquired in 2004; month-to-month lease; annual base rent - $18,000; property taxes for 2005 - $3,742.

W.

Nolan Printing Company - 1208 Poinsett Highway, Greenville, South Carolina; concrete and masonry building 3,900 square feet; acquired in 2004; month-to-month lease expires December 31, 2007; annual base rent - $9,600; property taxes for 2005 - $875.

X.

Ridgeview Center - 913 1/2 Main Street, Laurens, South Carolina; concrete block and masonry building containing approximately 33,395 square feet; mortgage balance as of December 31, 2005 - $1,552,851; property taxes for 2005 - $29,406.

Principal Tenants	Lease Arrangements

B C Moore & Sons	Fifteen-year lease expires January 10, 2012. Annual base rent - $81,960.

Check Into Cash	Five-year lease expires September 30, 2009. Annual base rent - $29,412.

Dollar Tree Store	Eight-year lease expires July 31, 2009. Annual base rent - $42,526.

Citi Financial	Ten-year lease expires July 31, 2007. Annual base rent - $21,000.

Hibbett Sporting Goods	Five-year lease expires January 31, 2008. Annual base rent - $46,000.

Cato Corporation	Five-year lease expires January 31, 2008. Annual base rent - $29,590.

Le Nails	Three-year lease expires July 31, 2006. Annual base rent - $17,500.

Item 3. Legal Proceedings

There were no material pending legal proceedings by the Trust or against the Trust or its properties at December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Security Holder Matters

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005 under the caption “Common Stock Information”.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7. Financial Statements

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005 under the captions “Report of Independent Registered Public Accounting Firm to the Board of Directors and Shareholders of Palmetto Real Estate Trust” and “Audited Financial Statements”.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

In connection with their audit of our financial statements for the year ended December 31, 2005, on which they expressed an unqualified opinion, Dixon Hughes PLLC issued a management letter identifying significant deficiencies or material weaknesses involving our internal controls and operation under the standards of the Public Company Accounting Oversight Board. The management letter addressed the following two material weaknesses:

1.                                       Our internal controls related to the applicability of generally accepted accounting principles to non-recurring transactions entered into by the Trust.

2.                                       Our internal controls related to accounting for income taxes.

Dixon Hughes has discussed the areas of weakness described above with our Chairman of the Board, Chief Financial Officer, and Manager. Our management has taken an active role in responding to the deficiencies identified by Dixon Hughes. Our management has implemented the recommendations made by Dixon Hughes to remediate the deficiencies. We have engaged Elliott Davis as our primary accounting firm to provide assistance with the application of generally accepted accounting principles to complex accounting matters. We have engaged Dixon Hughes to provide assistance with the preparation of our tax returns.

There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls during the fourth quarter of 2005.

Item 8b. Other Information.

Sadly, we must report that two of our trustees recently passed away. S. Hunter Howard, Sr. passed away in 2005. He served as a Trustee from 1998 until his death. James A. Boling, Sr. passed away in early 2006. He served as Trustee since 1971 until his death and served as Chairman of the Board of Trustees from 1996 to 2005. No successor to Mr. Howard or Mr. Boling has been elected at this time and we do not anticipate filling the vacancy on the Board of Trustees caused by Mr. Howard’s or Mr. Boling’s death. Both of these men will be sorely missed.

On November 7, 2005, we learned of an offer by MacKenzie Patterson and Fuller, Inc. and its affiliates (collectively “MacKenzie”) to purchase up to 85,000 of the outstanding Shares of Beneficial Interest for $3.00 per share in cash, less any cash distribution by us after November 7, 2005. We distributed a letter to our shareholders on November 11, 2005 recommending that our shareholders reject the MacKenzie offer because we believe the price offered by MacKenzie is less than the fair value of our Shares of Beneficial Interest. Exhibit 20 to this Form 10-KSB is the letter from the Executive Committee of the Board of Trustees and is hereby incorporated by reference.

On April 7, 2006, Mackenzie filed on a Schedule TO a tender offer (the “Offer”) to purchase up to 172,961 of the outstanding Shares of Beneficial Interest for  $3.50 per share in cash, less the amount of any dividends declared or made with respect to the shares between April 7, 2006 (the “Offer Date”) and May 22, 2006 or such other date to which Mackenzie may extend the Offer (the “Expiration Date”), upon the terms and subject to the conditions set forth in the Offer. As noted above, the Offer price would be subject to reduction for dividends made or declared prior to the Expiration Date.

The unsolicited Offer is currently being considered by the Board of Trustees and management of the Trust. The Trust urges that no shareholder take action with respect to Mackenzie’s Offer until the Trustees have an opportunity to make a recommendation to accept or reject the Offer or, in the alternative, the Trustees decide to take no position with regard to the Offer. The Board of Trustees will send a recommendation, including the reasons for its recommendation, as promptly as possible but in no event later than 10 business days from the commencement of the Mackenzie Offer on April 7, 2006.

After an examination of the increased costs versus the benefits associated with being a public company, our Board of Trustees determined that it is in our best interests to go private. We currently anticipate filing a proxy statement and Schedule 13E-3 with the SEC within the next quarter to effectuate the going private transaction.

Part III

Item 9. Trustees and Executive Officers of the Registrant

Information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 25, 2006.

Item 10. Executive Compensation

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 25, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 25, 2006.

Item 12. Certain Relationships and Related Transactions

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 25, 2006.

Item 13. Exhibits

3.1	Declaration of Trust

3.2	Bylaws of Palmetto Real Estate Trust

13	Annual Report for the Year Ended December 31, 2005

20	Letter to Shareholders of Palmetto Real Estate Trust (incorporated by reference to Exhibit 99.1 to Form 8-K dated November 15, 2005 and filed with the Commission on November 15, 2005)

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant under the various categories are as follows:

Fees	2005	2004

Audit Fees (1)	$27,825	$24,300

Audit - Related Fees (2)	$11,175	$-0-

Tax Fees (3)	$5,250	$9,100

All of these fees were approved by the Trust’s board of trustees and all services were performed by the principal accountants’ full-time, permanent employees.

(1)                                  “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements included in quarterly reports, and the audit in connection with regulatory filings.

(2)                                  “Audit – Related Fees” consist of fees billed for professional services in connection with the assistance of the preparation of the annual and interim financial statements included in quarterly reports. The fees also include fees billed in connection with assistance in regulatory filings and responses to SEC comment letters.

(3)                                  “Tax Fees” consist of fees billed for professional services rendered for tax compliance and tax advice. These services include assistance regarding federal and state tax compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

Date: April 13, 2006	By:	/s/ William J. Ables
William J. Ables
Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Ables, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laney Younts	President and Trustee	April 13, 2006
Laney Younts

/s/ William J. Ables	Chief Executive Officer and Trustee	April 13, 2006
William J. Ables

/s/ Melvin K. Younts	Secretary and Trustee	April 13, 2006
Melvin K. Younts

/s/ B. A. Franks	Treasurer and Trustee	April 13, 2006
B. A. Franks

	Trustee	April 13, 2006
Billy B. Huskey

/s/ Hunter Howard, Jr.	Trustee	April 13, 2006
Hunter Howard, Jr.

	Trustee	April 13, 2006
R. Riggie Ridgeway

/s/ Rudy Ables	Trustee	April 13, 2006
Rudy Ables

/s/ James A. Boling, Jr.	Trustee	April 13, 2006
James A. Boling, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Declaration of Trust

3.2	Bylaws of Palmetto Real Estate Trust

13	Annual Report for the Year Ended December 31, 2005

20	Letter to Shareholders of Palmetto Real Estate Trust (incorporated by reference to Exhibit 99.1 to Form 8-K dated November 15, 2005 and filed with the Commission on November 15, 2005)

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications