Form 10KSB/A
period 2005-12-31
PALMETTO REAL ESTATE TRUST
filed 2006-05-11
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

X	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2005

Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the Transition Period from ___________ to _____________

Commission file number:   000-00179

Palmetto Real Estate Trust
(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of incorporation)	(I.R.S. Employer Identification No.)

45 Liberty Lane, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

    (864) 233-6007
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:  None
Scurities regbistered under Section 12(g) of the Exchange Act:  Common Stock

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.                                                                                                                    Yes      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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
Year Ended December 31, 2005

        Transitional Small Business Disclosure Format (Check one):  Yes      No

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

The primary business of the Trust is the ownership, development, and rental of various commercial property for restaurants, department stores, convenience food stores, grocery stores, and various other retail establishments. The Trust owns and leases commercial properties throughout South Carolina with a substantial majority located in the Greenville, South Carolina area. The Trust’s intention is to continue investing in profitable commercial properties for suitable tenants.

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

If we fail to qualify as a REIT we could face serious tax consequences that could substantially reduce the funds available for payment of dividends for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and could be subject to federal income tax at regular corporate rates;

•	we also could be subject to the Federal alternative minimum tax and possibly increased state and local taxes

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified; and

•	all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as “qualified dividends” subject to the 15% income tax rate.

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

Item 2. Description of Properties

All of the leased buildings are suitable and adequate for the purposes for which they were designed and are in a good state of repair. The managing agent makes every effort to ensure that the rent is timely paid by all the tenants, that the taxes and insurance are current on all properties, and that all buildings are being properly maintained and repaired. In management’s opinion, all properties are adequately covered by insurance. The following briefly describes each of the properties:

A.	Speedy Cash of SC – 1307 Richland Avenue, Aiken, South Carolina; masonry, brick and block building; 2,344 square feet; adequate parking; construction date – 1966; no mortgages or liens; three-year lease expires November 30, 2007. Annual base rent $10,560; property taxes for 2005 – $1,902.

B.	Rent Smart, Inc. – 405 South Pleasantburg Drive, Greenville, South Carolina; block and masonry building; 3,600 square feet – acquired in 1992; adequate parking; no mortgage or liens; annual base rent of $38,136; three-year lease expires October 31, 2008; property taxes for 2005 – $5,729.

C.	Jones Auto Detail – Reidville Road, Spartanburg, South Carolina; masonry and block building; 1,632 square feet; adequate parking; construction date – 1970; no mortgages or liens; month-to-month rental; annual base rent $3,996; property taxes for 2005 – $1,376.

D.	Enigma Spinx (retail convenience store and service station) – Haywood–Pelham Road, Greenville, South Carolina; two masonry and block buildings; 8,500 square feet; acquired 1993; mortgage balance at December 31, 2005 – $494,432; fifteen-year lease expires May 31, 2008; annual lease payments of $134,400; property taxes are paid by tenant.

E.	Venture Park – Rutherford Road, Greenville, South Carolina; three concrete block warehouses; acquired November 14, 1979; 9,200 square feet; no mortgages or liens; property taxes for 2005 – $4,093.

Principal Tenants	Lease Arrangements

Andy Oxy Company, Inc.	Month-to-month rental. Annual base rent $16,800.

Jaguar South	One-year lease expires May 31, 2006. Annual
base rent $10,800.

F.	Pleasantburg Shopping Center – Laurens Road, Greenville, South Carolina; brick masonry and concrete building; 162,000 square feet; acquired in 1976; mortgage balance at December 31, 2005 – $2,055,781; collateral for line of credit available balance of $200,000; property taxes for 2005 – $72,769.

Principal Tenants	Lease Arrangements

Book Rack	Three year lease expires May 31, 2008. Annual base
rent $10,080.

The Open Book	Three-year lease expires September 30, 2008; 16,000
square feet. Annual base rent $80,520.

Alpha Beauty School	Five-year lease expires May 31, 2009. Annual base
rent $16,488.

Olan Mills Studio	One-year lease expires April 30, 2006. Annual base
rent $8,100.

Salon 24	Two year lease expires March 31, 2007.
Annual base rent $7,500.

Emerson Studio	Month-to-month lease.
Annual base rent $6,000.

Pleasantburg Shoe Service	Three-year lease expires January 31, 2009. Annual
base rent $5,580.

SharMari Hair Extraordinaire	Three-year lease expires January 31, 2009. Annual
base rent $5,700.

B-Unique Barber	Three-year lease expires January 31, 2009. Annual
base rent $13,500.

Gregory's Boutique	Three-year lease expires June 30, 2007. Annual
base rent $12,000.

Fred A. Fuller Appliances	Five-year lease expires February 28, 2008. Annual
base rent $17,160.

Wilson's 5(cent)to $1.00	Five-year lease expires January 31, 2010. Annual
base rent $45,456.

Nichole's	Three-year lease expires June 30, 2006. Annual
base rent $5,520.

Novelty Shop	Five-year lease expires March 31, 2008. Annual
base rent $32,928.

POP Enterprises	Five-year lease expires March 31, 2008. Annual
base rent $59,100.

The Great Escape	Five-year lease expires January 31, 2010; 16,000
square feet. Annual base rent $57,276.

Kutting Room	Month-to-month rental. Annual base rent $5,452.

Culinary Capers, Inc.	Three-year lease expires January 31, 2007. Annual
base rent $10,200.

B & A Fasttax	Three-year lease expires May 31, 2006. Annual base
rent $21,300.

Cleaning Services	One year lease expires September 30, 2006
Annual base rent $7,800.

Fowler Boy Fashions	One year lease expires May 31, 2006.
Annual base rent $7,800.

JP Trading	Three-year lease expires October 31, 2006. Annual
base rent $15,600.

LeCroy & Company	Two-year lease expires September 30, 2006. Annual
base rent $4,200.

Pleasantburg Barber Shop	One-year lease expires December 31, 2006. Annual
base rent $6,480.

King David Salon	Three-year lease expires July 31, 2006. Annual
base rent $6,000.

Best Upholstering	Three-year lease expires December 31, 2008. Annual
base rent $8,460.

Destiny Music	Three-year lease expires January 31, 2008. Annual
base rent $52,800.

Borderlands	Three-year lease expires January 31, 2009. Annual
base rent $24,888.

Half Moon Outfitters	Three-year lease expires May 31, 2008. Annual
base rent $34,800.

G.	Lil Cricket Food Stores property – I-85, Spartanburg, South Carolina; block and masonry building; 4,000 square feet; adequate parking; originally constructed and acquired in 1986; no mortgages or liens; annual base rent $27,144; five-year lease expires May 15, 2006; property taxes paid by the tenant.

H.	BP Oil Station – I-385 and Roper Mountain Road, Greenville, South Carolina; block and masonry building; 2,000 square feet; adequate parking; constructed in 1985 and acquired in 1986; no mortgages or liens; annual base rent $63,750; five-year lease expires June 30, 2006; property taxes paid by tenant.

I.	Laurens Road Property – Laurens Road, Greenville, South Carolina; block and masonry building; 3,000 square feet; adequate parking; constructed in 1973 and acquired in 1987; no mortgages or liens; property taxes for 2005 – $2,610.

Principal Tenants	Lease Arrangements

Family Alteration Shop	Three-year lease expires June 30, 2007. Annual base rent
$7,200.

Before-N-After Salon	Three-year lease expires July 31, 2006. Annual base rent
$7,800.

La Alegria	Two year lease expires March 31, 2006.
Annual base rent $10,800.

J.	Transit Drive Property – 216 Transit Drive, Greenville, South Carolina; brick building containing approximately 6,700 square feet on 200 x 250 feet tract of land; acquired in 1991; no mortgages or liens; annual base rent $39,540; three-year lease expires July 14, 2006; property taxes paid by tenant.

K.	Lesco, Inc. – Northway Court, Greer, South Carolina; block and masonry building; approximately 6,000 square feet; constructed and acquired in 1994; no mortgages or liens; five-year lease expires April 30, 2006; annual base rent $33,000; property taxes for 2005 – $4,010.

L.	Tireama, Inc. – 236 East Blackstock Road, Spartanburg, South Carolina; block and masonry building; approximately 3,000 square feet; acquired in 1994; no mortgages or liens; annual base rent $42,000; five-year lease expires April 30, 2010; property taxes for 2005 – $6,322.

M.	Atlas Services, Inc. – 90 Sunbelt Boulevard, Columbia, South Carolina; metal building containing approximately 20,000 square feet located on 2 acres; acquired in 1995; no mortgages or liens; annual base rent $82,800; three-year lease expires January 31, 2008; property taxes paid by tenant.

N.	Atlas Services, Inc. – Old Mill Road, Mauldin, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1996; no mortgages or liens; annual base rent $73,800; ten-year lease expires July 31, 2006; property taxes paid by tenant.

O.	TruGreen Chemlawn – 255 Echelon Road, Greenville, South Carolina; brick and metal building containing approximately 17,500 square feet; acquired in 1999; mortgage balance at December 31, 2005 – $610,590; annual base rent – $100,500; eight-year lease expires November 14, 2007; property taxes paid by tenant.

P.	Taylors Point Shopping Center – Wade Hampton Boulevard, Greenville, South Carolina; brick and masonry building containing 45,922 square feet located on 5.4 acres; acquired in 1995; mortgage balance at December 31, 2005 – $1,567,428; property taxes for 2005 – $49,233.

Principal Tenants	Lease Arrangements

Brenda's Boutique	Month-to-month rental. Annual base rent $11,220.

Red Rocket Fireworks	Five-year lease expires April30, 2009. Annual base
rent of $57,600.

Hardee's Restaurant	Five-year lease expires December 29, 2009. Annual
base rent $28,560.

Dixie Family Restaurant II	Four-year lease expires December 31, 2008. Annual
base rent $22,200.

Little Caesar's Pizza	Three-year lease expires May 14, 2006. Annual base
rent $19,680.

Great Wall	Five-year lease expires October 31, 2006. Annual
base rent $16,800.

TCBY Yogurt	Five-year lease expires December 31, 2010. Annual
base rent $22,920.

Annie's Great Place	Five-year lease expires March 31, 2008. Annual base
rent $21,600.

KT Pebbles	One-year lease expires May 31, 2006. Annual base
rent $6,125.

Med Four LLC	Three-year lease expires November 30, 2006. Annual
base rent $70,020.

On Deck Circle	Three-year lease expires August 30, 2006. Annual
base rent $8,100.

L & B Discount Tobacco	Two-year lease expires October 31, 2006. Annual
base rent $15,000.

Tiki Tan	One year lease expires May 31, 2006.
Annual base rent $10,500.

RIMS USA	Month-to-month rental. Annual base rent $33,600.

Wendy G Lingerie	One year lease expires September 30, 2006.
Annual base rent $10,500.

Q.	Potomac Place Shopping Center – 3214 Augusta Road, Greenville, South Carolina; brick and masonry building containing 23,486 square feet located on 2.3 acres; acquired in 1998, mortgage balance at December 31, 2005 – $795,115; property taxes for 2005 – $26,654.

Principal Tenants	Lease Arrangements

Goodwill Industries	Three-year lease expires November 30, 2008; 6,574
square feet; annual base rent $47,568.

Ladies & Gents	Three-year lease expires July 31, 2007. 1,700
square feet; annual base rent $16,200.

Generation Gap	Five-year lease expires February 16, 2007; 1,700
square feet; annual base rent $12,132.

Aaron Rents	Three-year lease expires August 31, 2007; 7,512
square feet; annual base rent $31,944.

Sarah's Kitchen	Five-year lease expires January 31, 2009; 2,500
square feet; annual base rent $21,600.

Bell South	Year-to-year rental; annual base rent $900.

R.	The Sunshine House – 915 Kennerly Road, Irmo, South Carolina; brick veneer building containing approximately 8,750 square feet located on 2.34 acres; acquired in 2001; mortgage balance at December 31, 2005 – $978,247; annual base rent – $126,876; fifteen-year lease expires July 31, 2016; property taxes paid by tenant.

S.	FedEx Ground Packaging – 135 FedEx Way, Greenville, South Carolina, 15.8 acres, five per cent undivided interest acquired in 2002; managed by TIC Properties, LLC; annual base rent – $24,097; ten-year lease expiring April 15, 2012.

T.	The Sunshine House – 3300 Targot Lane, Mt. Pleasant South Carolina; brick veneer building containing approximately 8,750 square feet located on 1.58 acres; acquired in 2003; mortgage balance at December 31, 2005 – $1,139,776; annual base rent – $128,713; twenty-year lease expires July 14, 2023; property taxes paid by tenant.

U.	Fred’s Inc. – 2554 US Highway 25 South, Greenwood, South Carolina; brick and block building; 20,748 square feet; acquired in 2004; adequate parking; no mortgages or liens; seven- year lease expires September 30, 2010; annual base rent – $82,004; property taxes paid by tenant.

V.	Sawyer Electronics – 1210 Poinsett Highway, Greenville, South Carolina; brick, block and masonry building, 12,227 square feet; acquired in 2004; month-to-month lease; annual base rent – $18,000; property taxes for 2005 – $3,742.

W.	Nolan Printing Company – 1208 Poinsett Highway, Greenville, South Carolina; concrete and masonry building 3,900 square feet; acquired in 2004; month-to-month lease expires December 31, 2007; annual base rent – $9,600; property taxes for 2005 – $875.

X.	Ridgeview Center – 913 1/2 Main Street, Laurens, South Carolina; concrete block and masonry building containing approximately 33,395 square feet; mortgage balance as of December 31, 2005 – $1,552,851; property taxes for 2005 – $29,406.

Principal Tenants	Lease Arrangements

B C Moore & Sons	Fifteen-year lease expires January 10, 2012. Annual
base rent - $81,960.

Check Into Cash	Five-year lease expires September 30, 2009. Annual
base rent - $29,412.

Dollar Tree Store	Eight-year lease expires July 31, 2009. Annual base
rent - $42,526.

Citi Financial	Ten-year lease expires July 31, 2007. Annual base
rent - $21,000.

Hibbett Sporting Goods	Five-year lease expires January 31, 2008. Annual
base rent - $46,000.

Cato Corporation	Five-year lease expires January 31, 2008. Annual
base rent - $29,590.

Le Nails	Three-year lease expires July 31, 2006. Annual
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

On April 20, 2006, we filed a Schedule 14D-9 with the SEC recommending that our shareholders reject the Offer by MacKenzie. On May 4, 2006, we filed an Amendment No. 1 to the Schedule 14D-9 amending and supplementing our recommendation to shareholders to reject the Offer by MacKenzie. Please refer to the SEC website, www.sec.gov, to read in its entirety our recommendation. We also filed a Form 8-K on May 4, 2006 disclosing the amendment to the Schedule 14D-9.

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

Part III

Item 9.   Trustees and Executive Officers of the Registrant

Melvin K. Younts, 76, is a partner in the law firm of Younts, Alford, Brown and Goodson, Fountain Inn, SC. He was elected a Trustee in 1971 and currently serves as Secretary of the Trust. His son is C. Laney Younts, President of the Trust.

William J. Ables, 83, is a retired District Sales Manager for State Farm Insurance Company. He was elected a Trustee in 1988. He served as President of the Trust from 1991 to 2005 and currently serves as Chairman of the Board of Trustees. His son is Rudy Ables, a Trustee of the Trust.

B. A. Franks, 71, is the retired Manager of Palmetto Real Estate Trust. He was elected a Trustee in 2002. He currently serves as Treasurer and Chief Financial Officer of the Trust.

S. Hunter Howard, Jr., 52, is President and Chief Executive Officer of the South Carolina Chamber of Commerce, Columbia, SC. He was elected a Trustee in 1995.

Billy B. Huskey, 79, is President of Huskey Construction Company. He was elected a Trustee in 1988.

R. Riggie Ridgeway, 59, is President and Chief Executive Officer of Peoples Bancorporation, Inc., Easley, SC. He was elected a Trustee in 1993. He resigned as Trustee on April 14, 2006.

C. Laney Younts, 41, is President of Younts Properties, Inc., Commercial Mortgage, Inc., and First State Mortgage Bankers. He was elected a Trustee in 1990. He currently serves as President of the Trust. His father is Melvin K. Younts, Secretary of the Trust.

Rudy Ables, 49, is an agent for State Farm Insurance Company, Greenville, SC. He was elected a Trustee in 2004. He was elected Vice President of the Trust in 2006. His father is William J. Ables, Chairman of the Board of Trustees of the Trust.

James A. Boling, Jr., 52, is an agent for State Farm Insurance Company, Greenville, SC. He was elected a Trustee in 2004.

MEETINGS AND COMMITTEES OF THE BOARD OF TRUSTEES

EXECUTIVE COMMITTEE

The Executive Committee consists of five members of the Board of Trustees. The Executive Committee is elected by the Board of Trustees who has in the past elected the Chairman, President, Vice-President, Secretary, and Treasurer to act as the Executive Committee. This committee does not have a charter. This committee acts on all matters necessary for the benefit of the Trust in the absence of the full Board. It conducts all the necessary functions in matters needed for maintaining and generating the business of the Trust. The Executive Committee meets more often than the Board of Trustees. These meetings are recorded and the minutes transcribed and sent to each Trustee. In 2005, the Executive Committee consisted of B. A. Franks, Melvin Younts, Laney Younts, William Ables, and Rudy Ables.

The Executive Committee met three times in 2005 and all of the members of the Executive Committee attended the 2005 annual meeting of the shareholders.

The Executive Committee also makes nominations to serve on the Board of Trustees prior to each annual meeting in order that the nominees can be listed on the Proxy Statement. The members of the Executive Committee are not considered independent under Nasdaq Rule 4200(a)(15) because each member is an officer of the Trust. The Trust does not have a formal policy with regard to the consideration of any trustee candidates recommended by shareholders because being a small public company all of the members of the Board of Trustees are also shareholders of the Trust and a majority of the members of the Board of Trustees have served on the Board for many years and continue to be re-elected each year.

COMPENSATION COMMITTEE

During 2005, the Compensation Committee was composed of Hunter Howard, Jr., Chairman, Billy Huskey, and Laney Younts. The Compensation Committee was created in 2004 to meet after the audit is complete and report to the Executive Committee in April of each year the committee’s recommendations regarding compensation of officers and employees of the Trust. The Compensation Committee met one time in 2005.

AUDIT COMMITTEE

In 2005, the Trust did not have a separately-designated standing audit committee. None of the Trustees qualify as “audit committee financial experts” as defined in the SEC rules. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on the Board of Trustees and otherwise meet the requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert.

CODE OF ETHICS

Although the Trust has not adopted a formal code of ethics that applies to senior executive officers, we expect all of our officers and employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2005 for transactions occurring in 2005 and prior years, with the exception of the following:

•	William Ables – A Form 4 was filed on March 2, 2006 to report the change in Mr. Ables title from President to Chairman of the Trust. Mr. Ables ownership has not changed.
•	Arthur Ables – A Form 3 was filed on April 14, 2006 to report Mr. Ables stock ownership of the Trust. His original purchase of stock in the Trust was in December 1997, he purchased additional stock on March 23, 2005 and Mr. Ables was elected as Vice President of the Trust in January 2006. A Form 3 had not been filed with the SEC to accurately report the beneficial ownership of Mr. Ables.
•	James A. Boling, Jr. – A Form 3 was filed on April 6, 2006 to report Mr. Boling’s stock ownership of the Trust. His original purchase of stock was in May 2004, however a Form 3 had not been filed to obligate him under Section 16 reporting requirements.
•	Bill Franks – A Form 3 was filed on March 22, 2006 to report Mr. Franks’ stock ownership of the Trust. His ownership had not previously been reported on a Form 3 when he was appointed as Chief Financial Officer of the Trust in July 2002.
•	Samuel Hunter Howard, Jr. – A Form 4 was filed on April 7, 2006 to indicate the change in beneficial ownership for shares placed in a Minor Trust Account for Mr. Howard’s child. Having reached emancipation age in April 2003, said child has sold or transferred those previously reported shares.
•	Billy Huskey – A Form 4 was filed on March 2, 2006 to report transactions that occurred in June of 2001 for shares acquired by Mr. Huskey.
•	C. Laney Younts – A Form 4 was filed on March 17, 2006 to accurately report the beneficial ownership of Mr. Younts, which has not changed since 1998, when he last acquired shares of the Trust.
•	Melvin Younts – A Form 4 was filed on March 2, 2006 to accurately report the beneficial ownership of Mr. Younts, which has not changed since 2000, when he last acquired shares of the Trust.

Item 10.   Executive Compensation

During the fiscal year ended December 31, 2005, a total of $25,000 was received by the Trustees for the Trustee meetings, Executive Committee meetings, and Compensation Committee meetings held during 2005. Trustees are paid on the basis of Five Hundred Dollars ($500.00) per meeting attended or as any designated and authorized service directed by the Trustees involving a part of, or, an entire day. The Executive Committee consisting of Officers of the Trust receive One Hundred Dollars ($100.00) per month for services and expenses in addition to Trustee compensation as above stated. There was no other compensation paid to any Trustee for service in such capacity. In addition to the above remuneration received by the Trustees, as stated above, Ted LeCroy received, as independent contractor, $36,167.00 in 2005 as a fee for acting as Managing Agent for the Trust. There was no compensation or remuneration paid to any officer of the Trust for services rendered during the fiscal year. All Trustees attended at least 75% of the Trustee and Committee meetings held during 2005. Trustees were not paid any other expense during 2005.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

        In accordance with Securities and Exchange Commission regulations, the following table shows how much of our shares of beneficial interest are owned by the Trustees, management, and owners of five percent or more of the outstanding shares of beneficial interest as of April 14, 2006:

NAME	SHARES BENEFICIALLY OWNED	PERCENTAGE

Billy B. Huskey
Trustee	203,000	11.5%
Greenville, SC

Melvin K. Younts
Secretary and Trustee	165,930	9.4%
Fountain Inn, SC

Ted D. Smith	100,000	5.6%
Greenville, SC

William J. Ables
Chairman of the Board	41,868	2.4%
and Trustee
Greenville, SC

James A. Boling, Jr	31,000	1.8%
Trustee
Taylors, SC

B. A. Franks
Chief Financial Officer and
Treasurer and Trustee	25,540	1.4%
Salem, SC

Rudy Ables	24,100	1.4%
Vice President and Trustee
Greenville, SC

C. Laney Younts (1)
President and Trustee	11,714	<1%
Simpsonville, SC

Ted LeCroy
Manager	14,292	<1%
Greenville, SC

S. Hunter Howard, Jr
Trustee	10,000	<1%
Columbia, SC

R. Riggie Ridgeway (5)
Trustee	500	<1%
Easley, SC

Group of Trustees and
Management	527,944	29.8%

(1)	This includes 19,482 shares of beneficial interest registered in the name of William J. and Lois E. Ables as joint tenants.

(2)	This includes 17,514 shares of beneficial interest registered in the name of B.A. Franks and Joleen F. Taylor as joint tenants and 8,026 shares of beneficial interest in the name of B.A. and Ann S. Franks as joint tenants.

(3)	These shares of beneficial interest are registered in the name of Rudy and Sonya Ables as joint tenants.

(4)	This includes 14,041 shares of beneficial interest registered in the name of Ted and Tara B. LeCroy as joint tenants and 251 shares in the name of LeCroy and Company.

(5)	R. Riggie Ridgeway resigned as Trustee on April 14, 2006.

Item 12.   Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2005, we paid the law firm of Younts, Alford, Brown & Goodson, of which Melvin K. Younts, a member of the Board of Trustees, is a partner, the sum of $7,050.00 for legal services rendered.

Item 13.   Exhibits

3.1	Declaration of Trust (incorporated by reference to Exhibit 3.1 of Form 10-KSB for the year ended December 31, 2005)

3.2	Bylaws of Palmetto Real Estate Trust (incorporated by reference to Exhibit 3.2 of Form 10-KSB for the year ended December 31, 2005)

13	Annual Report for the year ended December 31, 2005 (incorporated by reference to Exhibit 13 of Form 10-KSB for the year ended December 31, 2005

20	Letter to Shareholders of Palmetto Real Estate Trust (incorporated by reference to Exhibit 99.1 to Form 8-K dated November 15, 2005 and filed with the Commission on November 15, 2005)

24	Power of Attorney (incorporated by reference to signature page of Form 10-KSB for the year ended December 31, 2005)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

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

PALMETTO REAL ESTATE TRUST
Date: May 8, 2006	By: /s/ William J. Ables William J. Ables Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Declaration of Trust (incorporated by reference to Exhibit 3.1 of Form 10-KSB for the year ended December 31, 2005)

3.2	Bylaws of Palmetto Real Estate Trust (incorporated by reference to Exhibit 3.2 of Form 10-KSB for the year ended December 31, 2005)

3.2	Annual Report for the year ended December 31, 2005 (incorporated by reference to Exhibit 13 of Form 10-KSB for the year ended December 31, 2005

20	Letter to Shareholders of Palmetto Real Estate Trust (incorporated by reference to Exhibit 99.1 to Form 8-K dated November 15, 2005 and filed with the Commission on November 15, 2005)

24	Power of Attorney (incorporated by reference to signature page of Form 10-KSB for the year ended December 31, 2005)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications