Form 10QSB
period 2006-03-31
PALMETTO REAL ESTATE TRUST
filed 2006-05-15
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number:   000-00179

PALMETTO REAL ESTATE TRUST
(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of incorporation	(I.R.S. Employer Identification No.)

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
                                                                                                               Yes           No  X

The number of outstanding shares of the issuer’s $1 Beneficial Interests on April 30, 2006: 1,770,006.

Transitional Small Business Disclosure Format (check one):      Yes        No  X

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

PALMETTO REAL ESTATE TRUST
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate investments, at cost:
Rental property, net of accumulated depreciation	$13,706,667	$13,803,807
Timberlands	14,864	14,864

Total real estate investments	13,721,531	13,818,671

Other assets:
Cash	279,463	428,887
Rent receivable	98,567	98,433
Prepaid expense	12,559	16,059
Intangible asset, net of accumulated amortization	178,112	189,605
Deferred loan expense, net of accumulated amortization	11,876	16,848

Total other assets	580,577	749,832

Total assets	$14,302,108	$14,568,503

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	9,106,356	9,194,220
Accounts payable and accrued expenses	127,641	133,777
Accrued dividends	-	369,931

Total liabilities	9,233,997	9,697,928

Shareholders' equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding	1,770,006	1,770,006
Capital surplus	498,734	498,734
Undistributed earnings	2,799,371	2,601,835

Total shareholders' equity	5,068,111	4,870,575

Total liabilities and shareholders' equity	$14,302,108	$14,568,503

The accompanying note is an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

	Three months ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Income:
Rental income	$636,773	$748,745
Other income	884	209

Total income	637,657	748,954

Expenses:
Depreciation and amortization	113,604	103,452
Interest	136,109	116,005
Repairs and maintenance	25,878	26,266
Property taxes	55,186	52,896
General and administrative	105,844	41,968

Total expenses	436,621	340,587

Income before income taxes	201,036	408,367

Income tax expense	3,500	7,500

Net income	197,536	400,867

Undistributed earnings, beginning	2,601,835	2,804,313

Dividends declared and paid	-	(177,001)

Undistributed earnings, ending	$2,799,371	$3,028,179

Basic earnings per share of
beneficial interest	$0.11	$0.23
Weighted average shares outstanding	1,770,006	1,770,006
Cash dividends declared per share	$0.00	$0.10

The accompanying note is an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash from Operating activities
Net income	$197,536	$400,867
Adjustments to reconcile net income to net cash provided by operating activities
Activities
Depreciation expense	97,140	96,248
Amortization of intangibles	11,493	-
Amortization of deferred expenses	4,971	7,204
Changes in accounts:
Rent receivable	(134)	9,225
Prepaid expense	3,500	-
Accounts payable and accrued expenses	(6,136)	(60,691)

Net cash provided by operating activities	308,370	452,853
Cash from investing activities
Property additions and improvements	-	(48,042)
Collections on mortgage notes receivable	-	159,705

Net cash provided by investing activities	-	111,663
Cash from financing activities
Repayments on line of credit	-	(200,000)
Principal payments on long-term debt	(87,863)	(77,970)
Payment of dividends	(369,931)	(177,001)

Net cash used for financing activities	(457,794)	(454,971)

Net (decrease) increase in cash	(149,424)	109,545
Cash, beginning of period	428,887	340,817

Cash, end of period	$279,463	$450,362

The accompanying note is an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
NOTES TO FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2006

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Note 1

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date. For footnote information, refer to the financial statements and footnotes thereto included in the Trust’s annual report on Form 10-KSB for the year ended December 31, 2005.

Investments in Rental Property

Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that recoverability may have been impaired. The Trust believes that no impairment of rental property exists as of March 31, 2006.

Deferred Loan Expense

Costs associated with obtaining financings are amortized over the life of the respective loans.

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

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

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

The Trust adopted SFAS 141 as of April 1, 2005 and recorded total intangible assets of approximately $212,600, net of accumulated amortization of $57,100, as of June 30, 2005. The intangible assets relate to the value of in-place leases from the Trust’s 2004 acquisitions of Ridgeview Center (Laurens, SC) and Fred’s Inc. (Greenwood, SC) and the Trust’s 2003 acquisition of Sunshine House (Mt. Pleasant, SC). At March 31, 2006, intangible assets approximated $178,100, net of accumulated amortization of $91,600. The intangible assets assigned to Ridgeview Center and Fred’s, Inc. were approximately $120,300 and $36,800, respectively, and accumulated amortization at March 31, 2006 for Ridgeview Center and Fred’s, Inc. were $63,000 and $11,000, respectively. The intangible asset allocated to Sunshine House was $112,500 and accumulated amortization at March 31, 2006 was $17,600.

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

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The Trust’s rental income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 decreased approximately $112,000. The decrease is primarily due to the Trust recognizing $82,000 in additional rental income resulting from a billing discrepancy with a tenant during the three months ended March 31, 2005. The remaining $34,000 decrease in rental income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to certain leases at some of the Trust’s properties not being renewed for 2006. The Trust is actively trying to find replacement tenants for such vacancies.

Depreciation and amortization expense increased approximately $10,100 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Of this amount, approximately $11,500 related to the amortization of intangible assets. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005, which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense of approximately $97,100 for the three months ended March 31, 2006 was comparable to depreciation expense of approximately $96,200 for the three months ended March 31, 2005.

Interest expense increased approximately $20,100 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was due to the Trust accruing additional interest expense during the period when compared to the prior year.

Repairs and maintenance for the three months ended March 31, 2006 of approximately $25,900 was comparable to repairs and maintenance for the three months ended March 31, 2005 of approximately $26,300. Property taxes for the three months ended March 31, 2006 was comparable to the three months ended March 31, 2005.

General and administrative expenses increased approximately $63,900 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The primary reason for the increase was to an increase in the Trust’s professional service fees mainly as a result of additional costs to comply with SEC reporting requirements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Liquidity and Capital Resources

Cash as of March 31, 2006 was approximately $279,000, a decrease of approximately $150,000 from the balance of $429,000 as of December 31, 2005.

Net cash provided by operating activities was approximately $308,000 for the three months ended March 31, 2006 compared to cash provided by operating activities of approximately $453,000 for the three months ended March 31, 2005. The decrease of $145,000 was due to a decrease in income from operations primarily due to Trust recognizing an additional $82,000 in rental income resulting from a billing discrepancy with a tenant for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2006. In addition, the Trust incurred an increase in general and administrative expenses of approximately $64,000 primarily relating to an increase in professional service fees which helped contribute to the decrease in net cash provided by operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Net cash from investing activities was $0 for the three months ended March 31, 2006 compared to net cash provided by investing activities of approximately $112,000 for the three months ended March 31, 2005. The Trust made no additions to rental property during the first three months of 2006 compared to the same period in 2005, when the Trust incurred $48,000 of rental property additions. The Trust collected approximately $159,700 on an outstanding mortgage note receivable during the three months ended March 31, 2005 while no such collections were made during the three months ended March 31, 2006.

Net cash used in financing activities was approximately $458,000 for the three months ended March 31, 2006 compared to net cash used in financing activities of approximately $455,000 for the three months ended March 31, 2005. Dividends accrued at December 31, 2005 of approximately $370,000 were paid during the three months ended March 31, 2006 compared to $178,000 for the three months ended March 31, 2005. In addition, approximately $88,000 was paid down on the mortgage notes payable for the three months ended March 31, 2006 compared to approximately $278,000 for the three months ended March 31, 2005. For the three months ended March 31, 2005, the Trust paid off the borrowings of $200,000 on the line of credit while there were no borrowings or payments on the line of credit for the three months ended March 31, 2006.

Management believes the Trust’s current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2006.

We have approximately $5,676,000 in mortgage notes payable that become due during 2006. We intend to refinance these mortgage notes as they come due. We have not made any firm commitments for refinancing these mortgage notes payable, but we believe we should be able to obtain such refinancing based upon our stable history, quality of earnings, and underlying collateral of the operations financed.

Because we hold noncancelable leases with most of our tenants, we are reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within the year are being negotiated and management does not expect a significant negative impact on liquidity. At this time, there are no significant vacant properties. Known future commitments include the repayment of our debt and certain noncancelable tenant leases, both of which are described in our annual report. Past capital acquisitions and improvements have been financed through funds provided from operations and proceeds from long-term debt. Future capital expenditures are contingent upon the availability of funds as determined by the board of trustees. Dividend payments to shareholders are discretionary and require the board of trustees’ approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

As with all businesses, inflation has an effect on our operations, particularly with maintenance costs and property taxes. We attempt to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

Item 3.  Controls and Procedures.

                As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information

               On April 14, 2006, Mr. Riggie Ridgeway, a trustee of Palmetto Real Estate Trust (the “Trust”), resigned from his position as trustee by correspondence to the Trust dated April 12, 2006. The resignation was effective upon its receipt by the Trust. The Trust does not anticipate filling the vacancy on the board of trustees caused by Mr. Ridgeway’s resignation.

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

PALMETTO REAL ESTATE TRUST
Date: May 12, 2006	By: /s/ William J. Ables William J. Ables Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31.1                     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                     Rule 13a-14(a) Certification of the Principal Financial Officer.

32                        Section 1350 Certifications.