Form 10QSB
period 2006-06-30
PALMETTO REAL ESTATE TRUST
filed 2006-08-14
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________

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

Yes ☐  No  ☒

The number of outstanding shares of the issuer’s $1 Beneficial Interests on August 14, 2006 was 1,770,006.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No  ☒

PART I — FINANCIAL STATEMENTS

Item1.  Financial Statements

PALMETTO REAL ESTATE TRUST
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate investments, at cost:
Rental property, net of accumulated depreciation	$13,615,989	$13,803,807
Timberlands	14,864	14,864
Total real estate investments	13,630,853	13,818,671

Other assets:
Cash	343,121	428,887
Rent receivable	105,942	98,433
Prepaid expense	9,559	16,059
Intangible asset, net of accumulated amortization	166,619	189,605
Deferred loan expense, net of accumulated amortization	19,890	16,848
Total other assets	645,131	749,832
Total assets	$14,275,984	$14,568,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$9,049,346	$9,194,220
Accrued dividends	—	369,931
Accounts payable and accrued expenses	151,040	133,777

Total liabilities	9,200,386	9,697,928

Shareholders’ equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares authorized; 1,770,006 shares issued and outstanding	1,770,006	1,770,006
Capital surplus	498,734	498,734
Undistributed earnings	2,806,858	2,601,835
Total shareholders’ equity	5,075,598	4,870,575
Total liabilities and shareholders’ equity	$14,275,984	$14,568,503

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Rental income	$634,091	$719,817	$1,270,864	$1,468,562
Other income	1,214	25	2,098	234
Total income	635,305	719,842	1,272,962	1,468,796

Expenses:
Depreciation and amortization	106,254	149,350	219,858	252,802
Interest	132,116	138,486	268,225	254,491
Repairs and maintenance	15,502	22,585	41,380	48,851
Property taxes	62,314	52,896	117,500	105,792
General and administrative	149,409	73,868	255,253	115,836
Total expenses	465,595	437,185	902,216	777,772

Income from operations	169,710	282,657	370,746	691,024

Loss on sale of real estate	—	(10,000)	—	(10,000)
Income before income taxes	169,710	272,657	370,746	681,024

Income tax expense	3,000	6,900	6,500	14,400
Net income	166,710	265,757	364,246	666,624

Undistributed earnings, beginning	2,799,371	3,028,179	2,601,835	2,804,313

Dividends declared and paid	(159,223)	(159,301)	(159,223)	(336,302)

Undistributed earnings, ending	$2,806,858	$3,134,635	$2,806,858	$3,134,635

Basic earnings per share of beneficial interest	$0.09	$0.15	$0.21	$0.38

Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006

Cash dividends declared per share	$0.09	$0.09	$0.09	$0.19

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Cash from Operating activities
Net income	$364,246	$666,624
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	187,818	183,526
Amortization of intangibles	22,986	57,100
Amortization of deferred expenses	9,054	12,176
Loss on sale of real estate	—	10,000
Changes in accounts:
Rent receivable	(7,509)	(87,763)
Prepaid expense	6,500	—
Accounts payable and accrued expenses	17,263	(17,374)

Net cash provided by operating activities	600,358	824,289

Cash from investing activities
Property additions and improvements	—	(126,391)
Collection on mortgage notes receivable	—	159,705

Net cash provided by investing activities	—	33,314

Cash from financing activities
Repayments on line of credit	—	(200,000)
Principal payments on mortgage notes payable	(4,554,874)	(160,797)
Loan costs associated with new debt	(12,096)	—
Proceeds from mortgage notes payable	4,410,000	—
Payment of dividends	(529,154)	(336,302)

Net cash used for financing activities	(686,124)	(697,099)

Net (decrease) increase in cash	(85,766)	160,504

Cash, beginning of period	428,887	340,817

Cash, end of period	$343,121	$501,321

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2006

Organization

Palmetto Real Estate Trust (the “Trust”) has been organized as a qualified real estate investment trust under the Internal Revenue Code and the applicable state laws. The primary business of the Trust is the ownership, development, and rental of various properties throughout South Carolina. A substantial percentage of revenue is derived from tenants in one shopping center. The Trust generally does not require collateral for its receivables.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date. For footnote information, refer to the financial statements and footnotes thereto included in the Trust’s annual report on Form 10-KSB for the year-ended December 31, 2005.

Investments in Rental Property

Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that its recoverability may have been impaired. The Trust believes that no impairment of rental property exists as of June 30, 2006.

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

Acquisitions

The Trust applies Statement of Financial Accounting Standards No. 141, Business Combinations, for property acquisitions. Pursuant to SFAS 141, the purchase price of a property is allocated to the property’s assets based upon estimates of fair value. The determination of the fair value of intangible assets requires estimates to be made by the Trust and considers many factors, including characteristics of the property being acquired. Characteristics the Trust looks for in properties to allocate purchase price include an appraisal, the capitalization rate of the property, the geographical location and physical appearance of the property, the nature of the tenant bases, current economic conditions at the local, state and federal level, the credit quality of the existing tenants in the property, existing business relationships, and expectations of lease renewals.

The considerations above are used to make judgments allocating the purchase price of properties to the physical assets (land, building, and building improvements) as well as to determine the value of any intangible assets including: (i) the value of in-place leases, (ii) the intangible value of any above or below market leases at the acquisition date, and (iii) any estimated tenant relationship value.

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

The value of customer relationships assigned to intangibles is based upon management’s evaluation of the specific characteristics of each tenant’s lease and the Trust’s relationship with the respective tenant. Such characteristics include the tenant’s credit quality, the Trust’s expectation of lease renewals, and any existing business relationships.

The Trust adopted SFAS 141 during the second quarter of 2005 and recorded total intangible assets of approximately $212,600, net of accumulated amortization of $57,100. The intangible assets relate to the value of in-place leases from the Trust’s 2004 acquisitions of Ridgeview Center (Laurens, SC) and Fred’s Inc. (Greenwood, SC) and the Trust’s 2003 acquisition of Sunshine House (Mt. Pleasant, SC).  At June 30, 2006, intangible assets approximated $166,600, net of accumulated amortization of $103,100. The intangible assets assigned to Ridgeview Center and Fred’s, Inc. was approximately $120,400 and $36,800, respectively, and accumulated amortization at June 30, 2006 for Ridgeview Center and Fred’s, Inc. were $71,600 and $12,500, respectively.  The intangible asset allocated to Sunshine House was $112,500 and accumulated amortization at June 30, 2006 was $19,000.

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

Results of Operations

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The Trust’s rental income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 decreased approximately $198,000. The decrease is primarily due to the Trust recognizing $82,000 in additional rental income resulting from a billing discrepancy with a tenant during the six months ended June 30, 2005. In addition, the Trust recognized $95,000 in rental income for the six months ended June 30, 2005 to account for four leases on a straight-line basis. The remaining $21,000 decrease of rental income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was attributable to certain leases at some of the Trust’s properties not being renewed for 2006. The Trust is actively trying to find replacement tenants for such vacancies.

Depreciation and amortization expense decreased approximately $33,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reason for the decrease was that the Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. The Trust recorded $57,100 of amortization on intangible assets for the six months ended June 30, 2005, which included a cumulative catch up amount of $45,600, compared to approximately $23,000 for the six months ended June 30, 2006. Depreciation expense of approximately $188,000 for the six months ended June 30, 2006 was comparable to depreciation expense of approximately $183,000 for the six months ended June 30, 2005.

Interest expense increased approximately $14,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was due to the Trust accruing additional interest expense during the period when compared to the prior year.

Repairs and maintenance expense declined approximately $7,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reason for the decline was that the Trust has incurred fewer maintenance items at its properties in 2006 compared to 2005. Property taxes for the six months ended June 30, 2006 increased approximately $12,000 compared to the six months ended June 30, 2005 due to an overall assessment increase.

General and administrative expenses increased approximately $139,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reason for the increase was due to the Trust’s professional service fees mainly as a result of additional costs to comply with SEC reporting requirements and alternative financing options the Trust is pursuing.

Loss on the sale of real estate was $10,000 for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2006. The Trust disposed of properties in 2005 and incurred a $10,000 loss. The Trust has not disposed of any properties in 2006.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

The Trust’s rental income for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 decreased approximately $86,000. The primary decrease was due to the Trust recognizing $95,000 in rental income for the three months ended June 30, 2005 to account for four leases on a straight-line basis.

Depreciation and amortization expense decreased approximately $43,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The Trust adopted Statement of Financial Accounting Standards 141, Business Combinations during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives, and the Trust recorded $57,100 of amortization on intangible assets for the three months ended June 30, 2005, which included a cumulative catch up amount of $45,600.  Amortization expense on intangibles was approximately $11,000 for the three months ended June 30, 2006.

Expenses for interest and repairs and maintenance for the three months ended June 30, 2006 were comparable to the three months ended June 30, 2005. Property tax expense increased approximately $9,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2006 due to an overall assessment increase.

General and administrative expenses increased approximately $76,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The primary reason for the increase was due to an increase in the Trust’s professional service fees mainly as a result of additional costs to comply with SEC reporting requirements and alternative financing options the Trust is pursuing.

The Trust incurred a loss on real estate approximating $10,000 for the three months ended June 30, 2005 compared to $0 for the three months ended June 30, 2006. The Trust has not disposed of any rental real estate during 2006.

Liquidity and Capital Resources

Cash as of June 30, 2006 was approximately $343,000, a decrease of approximately $86,000 from the balance of $429,000 as of December 31, 2005.

Net cash provided by operating activities was approximately $600,000 for the six months ended June 30, 2006 compared to cash provided by operating activities of approximately $824,000 for the six months ended June 30, 2005.  The decrease of $224,000 was due to a decrease in income from operations primarily due to the Trust recognizing $82,000 in rental income resulting from a billing discrepancy with a tenant for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2006. In addition, the Trust incurred an increase in general and administrative expenses of approximately $139,000 relating to an increase in professional service fees which helped contribute to the decrease in net cash provided by operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Net cash from investing activities was $0 for the six months ended June 30, 2006 compared to net cash provided by investing activities of approximately $33,000 for the six months ended June 30, 2005. The Trust made no additions to rental property during the first six months of 2006 compared to the same period in 2005, when the Trust incurred approximately $126,000 of rental property additions. The Trust collected approximately $159,700 on an outstanding mortgage note receivable during the six months ended June 30, 2005 while no such collections were made during the six months ended June 30, 2006.

Net cash used in financing activities was approximately $686,000 for the six months ended June 30, 2006 compared to approximately $697,000 for the six months ended June 30, 2005. The Trust refinanced its mortgage notes on five properties during the second quarter of 2006 and generated proceeds of $4,410,000, and made payments on its mortgage notes payable of approximately $4,555,000. The Trust incurred loan costs on these mortgage notes of approximately $12,000 that have been capitalized and are being amortized over the term of the mortgage notes payable. The Trust has made dividend payments of approximately $529,000 for the six months ended June 30, 2006 compared to approximately $336,000 for the six months ended June 30, 2005.

Management believes the Trust’s current cash position and the properties’ ability to generate operating cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2006.

We have approximately $1,127,000 in mortgage notes payable that become due in August 2006. We intend to refinance these mortgage notes as they come due. We have not made any firm commitments for refinancing these mortgage notes payable, but we believe we should be able to obtain such refinancing based upon our stable history, quality of earnings, and underlying collateral of the operations financed.

Because we hold noncancelable leases with most of our tenants, we are reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within one year are being negotiated and management does not expect a significant negative impact on liquidity. At this time, there are no significant vacant properties. Known future commitments include the repayment of our debt and certain noncancelable tenant leases, both of which are described in our annual report. Past capital acquisitions and improvements have been financed through funds provided from operations and proceeds from long-term debt. Future capital expenditures are contingent upon the availability of funds as determined by the Board of Trustees. Dividend payments to shareholders are discretionary and require the Board of Trustee’s approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as is necessary.

As with all businesses, inflation has an effect on our operations, particularly with maintenance costs and property taxes. We attempt to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was one matter submitted to a vote of security holders during the six months ended June 30, 2006 at our annual meeting of shareholders held on June 1, 2006.

Prior to the annual meeting, our board of trustees consisted of eight members whose terms of office expire at each annual meeting of shareholders.  The current trustees are William J. Ables, Melvin K. Younts, Hunter Howard, Jr., Billy B. Huskey, C. Laney Younts, Bill Franks, James A. Boling, Jr., and Rudy Ables.    Each of the existing trustees were re-elected at the annual meeting for a one-year term expiring at the 2007 annual meeting of shareholders.  Votes for the election of the directors were as follows:

Name	Votes For	Votes Against or Withheld	Abstentions
Rudy Ables	1,286,240	2,491	476,994
William J. Ables	1,286,615	2,116	476,994
James A. Boling, Jr.	1,286,915	1,816	476,994
Bill Franks	1,286,040	2,691	476,994
Hunter Howard, Jr.	1,286,915	1,816	476,994
Billy B. Huskey	1,287,115	1,616	476,994
C. Laney Younts	1,286,240	2,491	476,994
Melvin K. Younts	1,286,240	2,491	476,994

Item 5.  Other Information

On July 26, 2006, the Board of Trustees of Palmetto Real Estate Trust (the “Trust”) approved a going-private transaction in which holders of fewer than 1,000 shares of the Trust’s shares of beneficial interest will generally receive $5.50 per share in cash for their shares, with holders of 1,000 or more shares of the Trust’s shares of beneficial interest retaining their shares.  If the shareholders of the Trust approve certain amendments to the Declaration of Trust, the transaction will be effected upon filing the Amended and Restated Declaration of Trust with the South Carolina Secretary of State.  The Trust filed a transaction statement on a Schedule 13E-3 and a preliminary proxy statement on a Schedule 14A with the SEC on August 1, 2006, both of which contain further details regarding the transaction.

Item 6.  Exhibits.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO REAL ESTATE TRUST

Date: August 14, 2006	By:	/s/ W.J. Ables
W.J. Ables
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.