Form 10QSB
period 2006-09-30
PALMETTO REAL ESTATE TRUST
filed 2006-11-13
CIK 75894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number:   000-00179

PALMETTO REAL ESTATE TRUST
(Exact name of small business issuer as specified in its charter)

South Carolina	57-0405064
(State of incorporation	(I.R.S. Employer Identification No.)

45 Liberty Lane
Greenville, South Carolina 29607
(Address of principal executive offices)

(864) 233-6007
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requited to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

The number of outstanding shares of the issuer's $1 Beneficial Interests on November 13, 2006 was 1,770,006.

Transitional Small Business Disclosure Format (check one):        Yes        No

PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

PALMETTO REAL ESTATE TRUST
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate investments, at cost:
Rental property, net of accumulated depreciation	$13,512,079	$13,803,807
Timberlands	14,864	14,864

Total real estate investments	13,526,943	13,818,671

Other assets:
Cash and cash equivalents	366,897	428,887
Rent receivable	97,055	98,433
Prepaid expense	330	16,059
Intangible asset, net of accumulated amortization	155,126	189,605
Deferred loan expense, net of accumulated amortization	20,447	16,848

Total other assets	639,855	749,832

Total assets	$14,166,798	$14,568,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$8,976,059	$9,194,220
Accrued dividends	--	369,931
Accounts payable and accrued expenses	224,675	133,777

Total liabilities	9,200,734	9,697,928

Shareholders’ equity:
Shares of beneficial interest, $1 stated value; 5,000,000 shares
authorized; 1,770,006 shares issued and outstanding	1,770,006	1,770,006
Capital surplus	498,734	498,734
Undistributed earnings	2,697,324	2,601,835

Total shareholders’ equity	4,966,064	4,870,575

Total liabilities and shareholders' equity	$14,166,798	$14,568,503

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

	Three months ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Rental income	$563,005	$600,378	$1,833,869	$2,068,940
Other income	2,164	70	4,262	304

Total income	565,169	600,448	1,838,131	2,069,244

Expenses:
Depreciation and amortization	117,340	111,876	337,198	364,678
Interest	146,252	140,430	414,477	394,921
Repairs and maintenance	58,602	24,832	99,982	73,683
Property taxes	63,811	52,896	181,311	158,688
General and administrative	127,398	68,195	382,651	184,031

Total expenses	513,403	398,229	1,415,619	1,176,001

Income from operations	51,766	202,219	422,512	893,243

Loss on sale of real estate	-	-	-	(10,000)

Income before income taxes	51,766	202,219	422,512	883,243

Income tax expense	2,000	7,000	8,500	21,400

Net income	49,766	195,219	414,012	861,843

Undistributed earnings, beginning	2,806,858	3,134,635	2,601,835	2,804,313

Dividends declared and paid	(159,300)	(159,301)	(318,523)	(495,603)

Undistributed earnings, ending	$2,697,324	$3,170,553	$2,697,324	$3,170,553

Basic earnings per share of
beneficial interest	$0.03	$0.11	$0.23	$0.49

Weighted average shares outstanding	1,770,006	1,770,006	1,770,006	1,770,006

Cash dividends declared per share	$0.09	$0.09	$0.18	$0.28

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Part I – FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Cash from operating activities
Net income	$414,012	$861,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	291,728	278,936
Amortization of intangibles	34,479	68,593
Amortization of deferred expenses	10,991	17,149
Loss on sale of real estate	-	10,000
Changes in accounts:
Rent receivable	1,378	(87,985)
Prepaid expense	15,729	11,138
Accounts payable and accrued expenses	90,898	47,907

Net cash provided by operating activities	859,215	1,207,581

Cash from investing activities
Property additions and improvements	-	(132,080)
Collections on mortgage notes receivable	-	159,705

Net cash provided by investing activities	-	27,625

Cash from financing activities
Repayments on line of credit	-	(200,000)
Principal payments on mortgage notes payable	(5,928,161)	(240,974)
Loan costs associated with new debt	(14,590)	-
Proceeds from mortgage notes payable	5,710,000	-
Payment of dividends	(688,454)	(495,603)

Net cash used for financing activities	(921,205)	(936,577)

Net (decrease) increase in cash	(61,990)	298,629

Cash and cash equivalents, beginning of period	428,887	340,817

Cash and cash equivalents, end of period	$366,897	$639,446

The accompanying notes are an integral part of these financial statements.

PALMETTO REAL ESTATE TRUST
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2006

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date. For footnote information, refer to the financial statements and footnotes thereto included in the Trust’s annual report on Form 10-KSB for the year-ended December 31, 2005.

Investments in Rental Property

Investments in rental property are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Estimated useful lives of assets range from five to forty years.

The Trust reviews the carrying value of long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. The Trust believes that no impairment of rental property exists as of September 30, 2006.

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

Acquisitions

The Trust applies Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), for property acquisitions. Pursuant to SFAS 141, the purchase price of a property is allocated to the property’s assets based upon estimates of fair value. The determination of the fair value of intangible assets requires estimates to be made by the Trust and considers many factors, including characteristics of the property being acquired. Characteristics the Trust looks for in properties to allocate purchase price include an appraisal, the capitalization rate of the property, the geographical location and physical appearance of the property, the nature of the tenant bases, current economic conditions at the local, state and federal level, the credit quality of the existing tenants in the property, existing business relationships and expectations of lease renewals.

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

Above-market and below-market in-place lease values are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) estimates of fair market value lease rates for the comparable in-place leases. The value of the above-market and below-market leases is amortized over the estimated weighted-average remaining lease terms.

The value of customer relationships assigned to intangibles is based upon management’s evaluation of the specific characteristics of each tenant’s lease and the Trust’s relationship with the respective tenant. Such characteristics include the tenant’s credit quality, the Trust’s expectation of lease renewals and any existing business relationships.

The Trust adopted SFAS 141 during the second quarter of 2005 and recorded total intangible assets of approximately $212,600, net of accumulated amortization of $57,100. The intangible assets relate to the value of in-place leases from the Trust’s 2004 acquisitions of Ridgeview Center (Laurens, SC) and Fred’s Inc. (Greenwood, SC) and the Trust’s 2003 acquisition of Sunshine House (Mt. Pleasant, SC). At September 30, 2006, intangible assets approximated $155,100, net of accumulated amortization of $114,600. The intangible assets assigned to Ridgeview Center and Fred’s, Inc. was approximately $120,400 and $36,800, respectively, and accumulated amortization at September 30, 2006 for Ridgeview Center and Fred’s, Inc. were $80,200 and $13,900, respectively. The intangible asset allocated to Sunshine House was $112,500 and accumulated amortization at September 30, 2006 was $20,500.

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

Results of Operations

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The Trust’s rental income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 decreased approximately $235,000. The decrease is primarily due to the Trust recognizing $82,000 in additional rental income resulting from a billing discrepancy with a tenant during the nine months ended September 30, 2005. In addition, the Trust recognized $95,000 in rental income for the nine months ended September 30, 2005 to account for four leases on a straight-line basis. The remaining $58,000 decrease of rental income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was attributable to certain leases at some of the Trust’s properties not being renewed for 2006. The Trust is actively trying to find replacement tenants for such vacancies.

Depreciation and amortization expense decreased approximately $27,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The primary reason for the decrease was that the Trust adopted SFAS 141 during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. The Trust recorded $69,000 of amortization on intangible assets for the nine months ended September 30, 2005, which included a cumulative catch up amount of approximately $46,000, compared to approximately $34,000 of amortization for the nine months ended September 30, 2006. Depreciation expense of approximately $292,000 for the nine months ended September 30, 2006 was comparable to depreciation expense of approximately $279,000 for the nine months ended September 30, 2005.

Interest expense increased approximately $20,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to the Trust accruing additional interest expense during the period compared to the prior year.

Repairs and maintenance expenses for the nine months ended September 30, 2006 increased approximately $26,000 compared to the nine months ended September 30, 2005. The primary increase was due to the Trust incurring roofing, plumbing and other repairs on some of its properties while no similar expenses were incurred on these properties during 2005.

Property taxes for the nine months ended September 30, 2006 increased approximately $23,000 compared to the nine months ended September 30, 2005 due to an overall assessment increase.

General and administrative expenses increased approximately $199,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Of the increase, approximately $154,000 was due to the Trust’s professional service fees mainly as a result of additional costs related to alternative financing options the Trust is pursuing and compliance with SEC reporting requirements generally and with respect to a going-private transaction the Trust is pursuing. The Trust’s Board of Trustees approved a going-private transaction in which shareholders owning fewer than 1,000 shares of the Trust’s shares of beneficial interest will receive $5.50 per share in cash in exchange for such shares and shareholders owning 1,000 or more shares of the Trust’s shares of beneficial interest will retain such shares. The Trust filed a transaction statement on Schedule 13e-3 and a preliminary proxy statement on Schedule 14A with the SEC on August 1, 2006, both of which contain further details regarding this matter. The remaining $45,000 increase in general and administrative expenses was due to additional staff, trustee fees and miscellaneous items incurred for the nine months ended September 30, 2006.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

The sale of real estate resulted in a loss of $10,000 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2006. The Trust disposed of certain properties in 2005 and incurred a $10,000 loss. The Trust has not disposed of any properties in 2006.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

The Trust’s rental income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 decreased approximately $37,000. The decrease of rental income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was attributable to certain leases at some of the Trust’s properties not being renewed for 2006. The Trust is actively trying to find replacement tenants for such vacancies.

Depreciation and amortization expense increased approximately $5,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The Trust adopted SFAS 141 during the second quarter of 2005 which resulted in the Trust allocating approximately $270,000 to intangible assets relating to the Trust’s property acquisitions in 2004 and 2003. The intangible asset is amortized on a straight-line basis over the estimated remaining lease lives. Depreciation expense of approximately $103,000 for the three months ended September 30, 2006 was comparable to depreciation expense of approximately $94,000 for the three months ended September 30, 2005. Amortization expense of approximately $14,000 for the three months ended September 30, 2006 was comparable to amortization expense of approximately $18,000 for the three months ended September 30, 2005.

Interest expense for the three months ended September 30, 2006 was comparable to the three months ended September 30, 2005.

Repairs and maintenance expenses for the three months ended September 30, 2006 increased approximately $34,000 compared to the three months ended September 30, 2005. The primary increase was due to the Trust incurring roofing, plumbing and other repairs on some of its properties when no similar expenses were incurred on these properties during the third quarter of 2005.

Property tax expense increased approximately $11,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to an overall assessment increase.

General and administrative expenses increased approximately $59,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The primary reason for the increase was due to an increase in the Trust’s professional service fees mainly as a result of additional costs related to alternative financing options the Trust is pursuing and compliance with SEC reporting requirements generally and with respect to a going-private transaction the Trust is pursuing.

Liquidity and Capital Resources

Cash as of September 30, 2006 was approximately $367,000, a decrease of approximately $62,000 from the balance of approximately $429,000 as of December 31, 2005.

Net cash provided by operating activities was approximately $859,000 for the nine months ended September 30, 2006 compared to net cash provided by operating activities of approximately $1,208,000 for the nine months ended September 30, 2005. The decrease of approximately $349,000 was due in part to the Trust recognizing $82,000 in rental income resulting from a billing discrepancy with a tenant for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2006. In addition, the Trust recognized an additional $95,000 in rental income for the nine months ended September 30, 2005 to account for four leases on a straight-line basis, in addition to certain leases at some of the Trust’s properties not being renewed in 2006. In addition, the Trust incurred an increase in general and administrative expenses of approximately $199,000 primarily related to an increase in professional service fees which helped contribute to the decrease in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Net cash in investing activities was $0 for the nine months ended September 30, 2006 compared to net cash provided by investing activities of approximately $28,000 for the nine months ended September 30, 2005. The Trust made no additions to rental property during the nine months ended September 30, 2006 compared to the same period in 2005 when the Trust incurred approximately $132,000 of rental property additions. The Trust collected approximately $159,700 on an outstanding mortgage note receivable during the nine months ended September 30, 2005 while no such collections were made during the nine months ended September 30, 2006.

Net cash used for financing activities was approximately $921,000 for the nine months ended September 30, 2006 compared to approximately $937,000 for the nine months ended September 30, 2005. The Trust refinanced its mortgage notes payable on six properties during the nine months ended September 30, 2006 and generated proceeds of $5,710,000 and made payments on its mortgage notes payable of approximately $5,928,000. The Trust did not refinance any of its mortgage notes payable during 2005. The Trust incurred loan costs on these refinanced mortgage notes payable of approximately $15,000 that have been capitalized and are being amortized over the term of the mortgage notes payable. The Trust has made dividend payments of approximately $688,000 for the nine months ended September 30, 2006 compared to approximately $496,000 for the nine months ended September 30, 2005.

Management believes the Trust’s current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2006.

Because we hold noncancelable leases with most of our tenants, we are reasonably assured of receiving the minimum funds necessary to operate effectively. Leases that are expiring within one year are being negotiated and management does not expect a significant negative impact upon liquidity. At this time, there are no significant vacant properties. Known future commitments include the repayment of our debt and certain noncancelable leases, both of which are described in our annual report. Past capital acquisitions and improvements have been financed through funds provided from operations and proceeds from mortgage notes payable. Future capital expenditures are dependent upon the availability of funds as determined by the Board of Trustees. Dividend payments to shareholders are discretionary and require the Board of Trustees’ approval. Future dividend payments are contingent upon the available funds and may be increased or decreased as necessary.

As with all businesses, inflation has an effect on our operations, particularly with maintenance costs and property taxes. We attempt to offset the effects of inflation by requiring tenants to pay for any increases in costs over their base year rentals.

Item 3.  Controls and Procedures.

                As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information.

         The Trust distributed proxy materials to its shareholders on or about October 20, 2006 regarding a Special Meeting of Shareholders to be held on November 27, 2006. The shareholders will vote on whether to approve certain amendments to the Declaration of Trust which will permit the Trust to redeem shares of beneficial interest held by record holders holding fewer than 1,000 shares of beneficial interest.

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

PALMETTO REAL ESTATE TRUST
Date: November 13, 2006	By: /s/ W.J. Ables W.J. Ables Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31.1                     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                     Rule 13a-14(a) Certification of the Principal Financial Officer.

32                        Section 1350 Certifications.